Form 10-Q
period 1996-06-30
REPAP WISCONSIN INC
filed 1996-08-13
CIK 913669

UNITED STATES
		 SECURITIES AND EXCHANGE COMMISSION

		     Washington, D.C. 20549

			   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

Commission file Number 33-70476

		   REPAP WISCONSIN, INC.
(Exact name of registrant as specified in its charter.)

    WISCONSIN                    39-1247669
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

433 North Main Street, Kimberly, Wisconsin              54136
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(414) 788-3511

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			   YES [X]        NO [ ]


		 PART I. - FINANCIAL INFORMATION

		      REPAP WISCONSIN, INC.

	   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	      FOR THE THREE MONTHS AND SIX MONTHS

		ENDED JUNE 30, 1995 AND 1996, AND FOR THE THREE MONTHS

	  ENDED MARCH 31, 1996                                                                                    (Unaudited)


(Amounts in thousands)

					 3 Months Ended                6 Months Ended
					   June 30,     March 31,    June 30,  June 30,
				       ----------------------------------- --------
					1995         1996    1996     1995     1996
					-----        -----   -----    ----     -----
Net sales                               $129,004   $89,304 $103,963 $255,249 $193,267

 Cost of sales excluding depreciation
    and amortization                    99,299     72,341   84,950   195,499  157,291
 Depreciation and amortization          5,833       5,423    5,953    11,397   11,376
 Selling, general and administrative
    expenses                            6,662       5,558    5,603    12,708   11,161
				      ---------    -------  ------ --------- -------
Operating profit                        17,210      5,982    7,457    35,645   13,439

 Other income(expense):
     Interest expense, net             (9,705)   (10,103)   (9,892)  (19,564) (19,995)
     Amortization of financing costs     (420)      (423)     (423)     (840)    (846)
     Other, net                            302         71        98       342      169
 Income(loss) before income taxes
    and extraordinary item               7,387    (4,473)   (2,760)    15,583  (7,233)

 Provision for income taxes              2,807    (1,252)     (561)     5,921  (1,813)
 Income(loss) before extraordinary item  4,580    (3,221)   (2,199)     9,662  (5,420)
 Extraordinary item, net of tax            -        -           -         232       -
					 ------  ---------  ---------  -------- ---------
 Net income(loss)                        4,580  ($3,221)   ($2,199)    $9,894  ($5,420)


 EBITDA(1)                              $24,093  $11,725   $13,937   $49,142  $25,662

 Shipments(000 tons)                        121      84        109       245      193

 (1)EBITDA=Operating profit plus depreciation and amortization and the non-cash portion of the charge for post-retirement benefits costs(FASB 106).

 See accompanying notes to condensed consolidated financial statements

				REPAP WISCONSIN, INC.

	  CONDENSED CONSOLIDATED BALANCE SHEETS
				  (Unaudited)

(Amounts in thousands)

					December 31,            June 30,
					    1995                  1996
				       ---------------         -----------
 Assets
 Current assets:
     Cash                                        $11               $24
     Accounts receivable                      40,127              46,368
     Inventories                              84,589              85,448
     Other current assets                     36,684              36,175
					    ----------           ---------
Total current assets                         161,411              168,015

 Net property, plant and equipment           474,378              468,585
 Deferred charges and other assets            19,723               18,899
					   -----------          -----------
 TOTAL ASSETS                               $655,512             $655,499

 Liabilities and shareholders' equity
Current liabilities:
     Current maturities of long-term debt          $26          $     -
     Accounts payable                           49,397          43,776
     Accrued liabilities                        24,459          22,394
					       ----------      --------
 Total current liabilities                      73,882          66,170

 Long-term debt                                377,000          377,000
 Revolving credit line                          36,189           50,475
 Deferred income taxes                          24,301           22,288
 Accrued postretirement benefit liability       11,757           12,603
 Redeemable Preferred Stock, Class I             5,828            6,115

 Common and other shareholders' equity:
     Preferred Stock                           112,684          112,684
     Common Stock                               33,126           33,126
     Accumulated deficit                      (19,255)         (24,962)
					      --------        ----------
Total shareholders' equity                     126,555          120,848

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)                           $655,512         $655,499

See accompanying notes to condensed consolidated financial statements


	     REPAP WISCONSIN, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
			   (Unaudited)

(Amounts in thousands)
							6 Months Ended
							June 30,
							1995            1996


 Operating activities
 Net income(loss)                                      $9,894        ($5,420)
 Adjustments to reconcile net income(loss) to net
 cash used by operating activities:
     Depreciation and amortization                     12,237          12,222
     Deferred income taxes                              6,064         (1,813)
     Non-cash portion of postretirement benefit         2,100             847
     Extraordinary item, gross                          (375)             -
 Net cash provided before changes in operating assets and li 29,920      5,836
     Changes in operating assets and liabilities      (25,175)        (14,478)
						     ---------       ----------
 Net cash provided by(used in) operating activities     4,745           (8,642)
						     ---------       ----------


 Investing activities
 Additions to property, plant and equipment            (7,046)         (4,774)
 Additions to deferred charges                           (404)           (452)
 Net cash used in investing activities                 (7,450)         (5,226)


 Financing activities
 Net borrowings under revolving credit facilities       5,398           14,286
 Repayments of long-term debt                         (2,677)             (26)
 Deferred financing costs                                (28)            (379)
						      -------          --------
 Net cash provided by financing activities              2,693           13,881
						      -------          --------
 Net increase in cash                                    (12)               13
 Cash at beginning of period                               25               11
						      -------          --------
 Cash at end of period                                    $13              $24

See accompanying notes to condensed consolidated financial statements

			  REPAP WISCONSIN, INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of  Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the fiscal year end financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

2.      Inventories

	The components of inventory consist of the following:

				December 31,            June 30,
				    1995                1996
				($000)                  ($000)

	Finished Goods          $38,954                $55,376
	Work in process           8,138                  9,602
	Raw materials/supplies   37,497                 20,470
				 ______                 _______
				 $84,589                $85,448
				 ======                  ======

3.      Guarantee and Commitment

The Company has entered into an agreement with Wisconsin Electric Power Company (WEPCO) to construct a cogeneration facility adjacent to the Company's mill which will provide steam for its paper making operations. The Company is contingently liable for approximately $4.9 million in engineering costs incurred by WEPCO in the event that the facility is not completed. The Wisconsin Public Service Commission (PSC) issued an order denying WEPCO's application and choosing another cogeneration project to proceed in lieu of WEPCO's. The Company's Petition for Review seeking reversal of the PSC's decision and requiring the PSC to process and act upon WEPCO's original application for approval of the Company's cogeneration project was transferred to the Dane County Circuit Court. On March 17, 1995, the Dane County Circuit Court issued its ruling affirming the PSC's decision. The Company appealed this ruling to the Wisconsin Court of Appeals, which issued a split decision on May 23, 1996 affirming the PSC's decision. The Company's petition for review by the Wisconsin Supreme Court was denied on July 29, 1996. The Company is now considering whether to seek reconsideration of that decision. Notwithstanding the adverse finding of the PSC and the Dane County Circuit Court, the Company is proceeding with development of plans for an alternative project which would provide the Company with an adequate supply of steam at a comparable or lower cost.





4.      Environmental Compliance

	The Company, in March 1996, had been issued a Notice of Violation (NOV) from the United States Environmental Protection Agency (EPA) regarding opacity readings from the second quarter of 1995 that relate to particulate emissions on two of its stoker coal fired boilers. Repairs were made in 1995 and the Company is currently in compliance with the Wisconsin Department of Natural Resources permit. There was a compliance conference with the EPA on July 17, 1996 to discuss the Company's plans to ensure ongoing compliance. The EPA will be receiving additional information from the Company in order to complete their review of Repap's commitment to the Boiler House modernization program. The plan includes the installation and start-up of a new gas fired boiler in the fourth quarter of 1996 and the subsequent removal from operation of one of its boilers.

		   MANAGEMENT'S DISCUSSION AND
	       ANALYSIS OF FINANCIAL CONDITION AND
		      RESULTS OF OPERATIONS


Results of Operations

The Company's second quarter net sales of $104.0 million were up 16 percent over net sales of $89.3 million in the first quarter of 1996, primarily due to a 30 percent increase in shipments, partially offset by lower coated paper prices. Net sales were down 19 percent as compared with the $129.0 million in the second quarter of 1995, primarily due to a 10 percent decrease in shipments along with lower coated paper prices. For the first six months of 1996, the Company reported net sales of $193.3 million, down from the $255.2 million reported for the same period of 1995. The $61.9 million decrease resulted from a 21 percent decrease in shipments and slightly lower coated paper prices.

Second quarter operating profit totaled $7.5 million, up $1.5 million from the $6.0 million reported for the first quarter of 1996 due to the increased net sales. The 10 percent decrease in the cost of sales per ton, primarily due to lower fiber costs and increased productivity, were offset by a comparable decrease in the net selling price per ton. Operating profit was down from the $17.2 million reported for the second quarter of 1995, as the decreased net sales were only partially offset by lower fiber costs and the decrease in selling commissions as a result of the lower net sales.

Operating profit for the first six months of 1996 totaled $13.4 million, down from the $35.6 million reported for the first six months of 1995. The decrease resulted primarily from lower net sales along with a slight increase in the cost of sales per ton, partially offset by lower selling commissions. The increase in the cost of sales per ton, compared to the first six months of 1995, was due primarily to 1995 costs being positively impacted by low cost finished goods inventory on hand at December 31, 1994, whereas 1996 cost of sales was negatively impacted by higher cost inventory on hand at December 31, 1995. The cost of these inventories reflected mainly the fluctuating fiber costs at the time of manufacture. The 1996 costs were also negatively affected by costs associated with two weeks of inventory-related downtime taken
over the first six months of 1996.   An additional week of
inventory-related downtime was taken in July 1996.

For the second quarter of 1996, the Company reported a net loss of $2.2 million, compared to a net loss of $3.2 million for the first quarter of 1996 and net income of $4.6 million for the second quarter of 1995. For the six month period ending June 30, 1996, the Company reported a net loss of $5.4 million, compared to net income of $9.9 million reported for the comparable period of 1995.

Financial Resources

During the first six months of 1996, capital additions of $4.8 million, deferred charges of $0.8 million and net cash used in operating activities of $8.6 million were funded principally by net borrowings under the revolving credit facility of $14.3 million, leaving a revolving credit facility balance of $50.5 million at June 30, 1996. The June 30th balance decreased $8.6 million from the March 31, 1996 balance of $59.1 million. This decrease resulted from funds provided from changes in operating assets and liabilities of $6.4 million along with an increase in operating profit before non-cash charges (EBITDA) of $2.2 million in the second quarter of 1996.

Net cash used in operating activities was $8.6 million for the six month period ended June 30, 1996 compared with net cash provided by operating activities of $4.7 million in the comparable period of 1995. Net cash provided by operating activities before changes in operating assets and liabilities was $5.8 million and $29.9 million for the six month periods ending in 1996 and 1995, respectively. The $24.1 million decrease in 1996 was due primarily to lower operating profits. Funds used for working capital in the first six months of 1996 were related primarily to an increase in accounts receivable of $6.2 million combined with a decrease in accounts payable and accrued liabilities of $7.7 million.

For 1996, a revised capital budget has been approved for new projects in the amount of $6.0 million and compares with expenditures of $12.8 million in 1995. The 1996 revised budget includes expenditures primarily related to improvements to the Company's papermaking and converting equipment. Capital expenditures for the first six months of 1996 were $4.8 million compared to $7.0 million for the same period of 1995.


The Company anticipates entering into approximately $11.0 million of operating lease agreements in 1996, compared to $15.9 million in 1995.


Other

In 1995, the Company entered into forward purchase contracts with affiliates for the future delivery of pulp totaling $36.0 million at prices based on list price at the time of delivery less an appropriate discount relative to normal fidelity discount.The pulp under these forward purchase contracts was originally scheduled to be delivered during 1996. Significantly more pulp will be delivered than originally expected because pulp prices have declined substantially since contracts were entered into. It is currently planned that approximately $15 million of the $36 million will be delivered in the second half of 1996, and the balance will be delivered in 1997. The planned deliveries in 1996 will provide all of the northern bleached softwood kraft pulp Repap Wisconsin requires through year-end.

In July, Repap Enterprises Inc., Repap Wisconsin's parent, engaged Dillon, Read & Co. Inc. of New York and TD Securities Inc. of Toronto as investment advisors to explore strategic alternatives for Repap to maximize shareholder value as we move into the more favorable market environment expected for 1997.

The forest products industry has experienced a depressed pricing and volume environment in the first half of 1996 as a result of a substantial inventory adjustment in both the pulp and paper sectors. Coated paper demand indicators such as magazine ad pages and third class mail volume are improving and coated paper order backlogs in the third quarter to-date are above the second quarter average. Lower inventories, combined with anticipated synchronized global economic growth, are improving market condictions.

		   PART II - OTHER INFORMATION


Item #6 Exhibits and Reports on Form 8-K

	a. Exhibits

	   Exhibit 27. Financial Data Schedule

	B. Reports on Form 8-K

	   No reports have been filed on Form 8-K during this quarter.

			REPAP WISCONSIN INC.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 1996.

					Repap Wisconsin, Inc.


					Timothy Morgan
					Timothy Morgan
					Senior Vice President and Controller
					(Duly authorized officer and principal financial
					 and accounting officer)