Form 10-Q
period 1996-09-30
REPAP WISCONSIN INC
filed 1996-11-14
CIK 913669

UNITED STATES
		 SECURITIES AND EXCHANGE COMMISSION

		     Washington, D.C. 20549

			    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996

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

	      FOR THE THREE MONTHS AND NINE MONTHS

		ENDED SEPTEMBER 30, 1995 AND 1996, AND FOR THE THREE MONTHS

	  ENDED JUNE 31, 1996                                                                                    (Unaudited)


(Amounts in thousands)
					    3 Months Ended               9 Months Ended
				   September 30, June 30, September 30,  September 30,
					   ----------------------------------- --------
					1995         1996    1996        1995     1996
					-----        -----   -----       ----     -----
Net sales                               $136,729   $103,963 $102,016   $391,978  $295,283

 Cost of sales excluding depreciation
    and amortization                    104,768    84,950   83,888     300,267   241,179
 Depreciation and amortization          5,670       5,953    5,444     17,067    16,820
 Selling, general and administrative
    expenses                            6,765       5,603    5,420     19,473    16,581
				       ---------    -------  ------  ---------  -------
Operating profit                        19,526      7,457    7,264     55,171    20,703

 Other income(expense):
     Interest expense, net             (9,837)   (9,892)   (9,964)     (29,401)  (29,959)
     Amortization of financing costs     (423)      (423)     (423)     (1,263)  (1,269)
     Other, net                             79         98        12         421      181
 Income(loss) before income taxes
    and extraordinary item               9,345    (2,760)   (3,111)     24,928   (10,344)

 Provision for income taxes              3,552    (561)     (726)       9,473    (2,539)
 Income(loss) before extraordinary item
					 5,793   (2,199)    (2,385)    15,455    (7,805)
 Extraordinary item, net of tax            -        -           -         232       -
					------  ---------  ---------  -------- ---------
 Net income(loss)                        5,793   ($2,199)  ($2,385)   $15,687   ($7,805)


 EBITDA(1)                              $26,246  $13,937   $13,234    $75,388    $38,896

 Shipments(000 tons)                        123     109        117        369        310

 (1)EBITDA=Operating profit plus depreciation and amortization and the non-cash portion of the charge for post-retirement benefits costs(FASB 106).

 See accompanying notes to condensed consolidated financial statements

				REPAP WISCONSIN, INC.

	  CONDENSED CONSOLIDATED BALANCE SHEETS
				  (Unaudited)

(Amounts in thousands)
					December 31,            September 30,
					    1995                  1996
					-----------------       -----------
 Assets
 Current assets:
     Cash                                        $11               $59
     Accounts receivable                      40,127              52,183
     Inventories                              84,589              78,801
     Other current assets                     36,684              30,535
					   ----------           ---------
Total current assets                         161,411              161,578

 Net property, plant and equipment           474,378              463,843
 Deferred charges and other assets            19,723               18,632
					  -----------          -----------
 TOTAL ASSETS                               $655,512             $644,053

 Liabilities and shareholders' equity
Current liabilities:
     Current maturities of long-term debt          $26          $     -
     Accounts payable                           49,397          39,834
     Accrued liabilities                        24,459          19,331
					       ----------      --------
 Total current liabilities                      73,882          59,165

 Long-term debt                                377,000          377,000
 Revolving credit line                          36,189           48,568
 Deferred income taxes                          24,301           21,613
 Accrued postretirement benefit liability       11,757           13,130
 Redeemable Preferred Stock, Class I             5,828            6,260

 Common and other shareholders' equity:
     Preferred Stock                           112,684          112,684
     Common Stock                               33,126           33,126
     Accumulated deficit                      (19,255)         (27,493)
					     ---------       ----------
Total shareholders' equity                     126,555          118,317

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIENCY)                           $655,512         $644,053

See accompanying notes to condensed consolidated financial statements


	     REPAP WISCONSIN, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
			   (Unaudited)

(Amounts in thousands)
								9 Months Ended
							September 30,
							1995            1996


 Operating activities
 Net income(loss)                                      $15,687        ($7,805)
 Adjustments to reconcile net income(loss) to net
 cash used by operating activities:
     Depreciation and amortization                     18,330          18,089
     Deferred income taxes                              9,616         (2,539)
     Non-cash portion of postretirement benefit         3,150           1,373
     Extraordinary item, gross                          (375)             -
 Net cash provided before changes in operating assets and li 46,408      9,118
     Changes in operating assets and
	 liabilities                                 (48,833)        (14,960)
						     ----------      ----------
 Net cash provided by(used in) operating activities   (2,425)         (5,842)
						      ---------      ----------


 Investing activities
 Additions to property, plant and equipment            (9,242)         (5,527)
 Additions to deferred charges                           (467)           (540)
 Net cash used in investing activities                 (9,709)         (6,067)


 Financing activities
 Net borrowings under revolving credit facilities      14,867           12,379
 Repayments of long-term debt                         (2,705)             (26)
 Deferred financing costs                                (41)            (396)
						     --------          --------
 Net cash provided by financing activities             12,121           11,957
						      -------          --------
 Net increase in cash                                    (13)               48
 Cash at beginning of period                               25               11
						      -------           -------
 Cash at end of period                                    $12              $59

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

2.      Inventories

	The components of inventory consist of the following:

				December 31,            September 30,
				    1995                1996
				($000)                  ($000)

	Finished Goods          $38,954                $46,977
	Work in process           8,138                  8,066
	Raw materials/supplies   37,497                 23,758
				______                 _______
				$84,589                $78,801
				======                  ======


3.      Guarantee and Commitment

	The Company has entered into an agreement with Wisconsin Electric Power Company (WEPCO) to construct a cogeneration facility adjacent to the Company's mill which will provide steam for its paper making operations. The Company is contingently liable for approximately $4.9 million in engineering costs incurred by WEPCO in the event that the facility is not completed. The Wisconsin Public Service Commission (PSC) issued an order denying WEPCO's application and choosing another cogeneration project to proceed in lieu of WEPCO's. The Company's Petition for Review seeking reversal of the PSC's decision and requiring the PSC to process and act upon WEPCO's original application for approval of the Company's cogeneration project was transferred to the Dane County Circuit Court. On March 17, 1995, the Dane County Circuit Court issued its ruling affirming the PSC's decision. The Company appealed this ruling to the Wisconsin Court of Appeals, which issued a split decision on May 23, 1996 affirming the PSC's decision. The Company's petition for review by the Wisconsin Supreme Court was denied on July 29, 1996. Notwithstanding the adverse finding of the PSC and the Dane County Circuit Court, the Company is proceeding with development of an alternative project which will provide the Company with an adequate supply of steam at a comparable or lower cost.

4.      Environmental Compliance

	The Company, in March 1996, had been issued a Notice of Violation (NOV) from the United States Environmental Protection Agency (EPA) regarding opacity readings from the second quarter of 1995 that relate to two of its stoker coal fired boilers. Repairs were made in 1995 and the Company is currently in compliance with the Wisconsin Department of Natural Resources permit. There was a compliance conference with the EPA on July 17, 1996 to discuss the Company's plans to ensure ongoing compliance. The EPA will be receiving additional information from the Company in order to complete their review of Repap's commitment to the Boiler House modernization program. The plan includes the installation of a new gas fired boiler targeted to be started up in December of 1996 and the subsequent removal from operation of one of its boilers. The precipitator from the retired boiler will be used to assure opacity and particulate compliance on the two stoker coal fired boilers. In September 1996, the EPA issued another NOV on a stack test with respect to particulate emissions from 1993. This situation had also been rectified with the Wisconsin DNR and a return to compliance letter was received from the state agency. Another compliance conference has been scheduled for November 20, 1996 to discuss the status and remedy of the NOV's.


	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company's third quarter net sales totaled $102.0 million compared with net sales of $104.0 million reported for the second quarter of 1996, as the benefit of a 7 percent increase in shipments partially offset the unfavorable impact of lower paper prices. Net sales were down from the $136.7 million reported in the third quarter of 1995, primarily due to lower paper prices along with a 5 percent decrease in shipments. For the first nine months of 1996, net sales were $295.3 million compared to $392.0 million reported for the comparable period of 1995.

Third quarter operating profit of $7.3 million was comparable to the $7.5 million reported for the second quarter of 1996, as lower fiber costs and, to a lessor extent, a decrease in depreciation and amortization essentially offset lower net sales. The decrease in depreciation and amortization resulted primarily from the Company's policy of depreciating their papermaking equipment under the units-of-production method together with the lower production during the quarter caused by two weeks or 23,000 tons of inventory-related downtime (compared with one week taken in the second quarter). Operating profit was down from the $19.5 million reported for the third quarter of 1995 as lower fiber costs and decreased selling commissions resulting from lower net sales only partially offset lower net sales.

Operating profit for the first nine months of 1996 totaled $20.7 million compared with $55.2 million reported for the first nine months of 1995, reflecting primarily lower net sales along with the increased costs related to the one month of inventory-related downtime taken to-date in 1996, partially offset by the lower fiber costs and the corresponding decrease in selling commissions.

For the third quarter of 1996, the Company reported a net loss of $2.4 million, compared to net income of $5.8 million for the third quarter of 1995 and a net loss of $2.2 million for the second quarter of 1996. For the nine month period ending September 30, 1996, the Company reported a net loss of $7.8 million, compared to net income of $15.7 million reported for the comparable period of 1995.



Financial Resources

During the first nine months of 1996, capital additions of $5.5 million, deferred charges of $0.9 million and net cash used in operating activities of $5.8 million were funded principally by net borrowings under the revolving credit facility of $12.4 million, leaving a revolving credit facility balance of $48.6 million at September 30, 1996.

Net cash used in operating activities was $5.8 million for the nine month period ended September 30, 1996 compared with $2.4 million used in the comparable period of 1995. Net cash provided by operating activities before changes in operating assets and liabilities was $9.1 million and $46.4 million for the nine month period ending in 1996 and 1995, respectively.
The $37.3 million decrease in 1996 was due primarily to lower operating profits. Funds used for working capital in the first nine months of 1996 were related primarily to an increase in accounts receivable of $12.1 million combined with a decrease in accounts payable and accrued liabilities of $14.7 million, partially offset by a decrease in inventories and other current assets in the amount of $5.8 million and $6.1 million, respectively. A decrease in fiber inventory was partially offset by an increase in finished roll inventory in 1996. The decrease in other current assets primarily reflects pulp received under the forward pulp purchase contracts entered into in 1995.

For 1996, a revised capital budget totalling $9 million has been approved, compared with expenditures of $12.8 million in 1995 (net of operating leases). The 1996 revised budget includes expenditures primarily related to improvements to the Company's papermaking and converting equipment. Capital expenditures for the first nine months of 1996 were $5.5 million compared to $9.2 million for the same period of 1995.

The Company anticipates entering into approximately $9.0 million of operating lease agreements in 1996, compared to $15.9 million in 1995.

Other

In 1995, the Company entered into forward pulp purchase contracts with affiliates for the future delivery of pulp totaling $36.0 million at prices based on list price at the time of delivery less a discount greater than the established fidelity discount. Delivery under these forward purchase contracts was originally scheduled over 1995 and 1996. Deliveries totaling $6.0 million have been made against these contracts through the third quarter of 1996.

Of the remaining obligations, a $9.0 million contract is expected to be settled over the next 12 months while obligations for delivery of the balance are being renegotiated for delivery over a 5 year term. As part of these renegotiations, the Company expects to enter into a new five year pulp supply contract with Repap British Columbia which will establish a price for all pulp deliveries over this period which will be less than the list price of market pulp.

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

			REPAP WISCONSIN INC.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1996.

					Repap Wisconsin, Inc.


					Timothy Morgan
					Timothy Morgan
					Senior Vice President and Controller
					(Duly authorized officer and principal financial
					 and accounting officer)