Form 10-K
period 1996-12-31
REPAP WISCONSIN INC
filed 1997-04-21
CIK 913669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

{X}     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934:  For the fiscal year ended December 31, 1996.

        OR

{ }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 33-70476

REPAP WISCONSIN, INC.
(Exact name of registrant as specified in its charter)

Wisconsin       39-1247669
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

433 North Main Street
Kimberly, Wisconsin     54136
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code      (414) 788-3511

Securities registered pursuant to Section 12(b) of the Act:

        NONE

Securities registered pursuant to Section 12(g) of the Act:

$250,000,000 9 % First Priority Senior Secured Notes Due February 1, 2002 $150,000,000 97/8% Second Priority Senior Secured Notes Due May 1, 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. {X} Yes { } No

Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

PART I


ITEM 1  BUSINESS

General

        Repap Wisconsin, Inc. (the Company) is a producer of high quality grades of recycled coated paper and produces a complete range of coated paper products. The Company was purchased by Repap Enterprises Inc. (Repap Enterprises) in 1976 for $12 million. Following the acquisition, the Company undertook a capital investment program completed in 1989 of $587 million to construct two new coated paper machines and to modernize one of the existing machines, while shutting down the remaining four.
The objective of these investments was to convert the Company from a small, low margin operation, producing approximately 135,000 tons per year of medium quality coated groundwood and freesheet paper, to a leading producer of high quality grades of coated paper capable of supplying a full spectrum of product grades and basis weights to the growing
North American coated paper market.

        By 1994, the Company had successfully converted all of its coated paper grades to recycled content without changing the quality of its product line. The Company believes that its use of recycled fibers in all of its coated paper grades has become a marketing advantage as the public's awareness of environmental issues has increased. To enhance its capacity for producing recycled coated paper grades, the Company acquired a 25,000 ton per year recycling facility in 1994 that uses office and other waste paper to produce recycled fiber.

        The Company's current operating annual coated paper design capacity totals approximately 508,000 tons as of December 31, 1996. Among the top ten producers of coated paper in North America, based on total annual design capacity as reported by industry sources, the Company's average annual design capacity per machine of approximately 169,000 tons represents the highest productive capacity per machine in the United States and the second highest in North America.

Coated Paper Markets

        The Company's products are used for magazines, catalogues, brochures, advertising inserts and annual reports. The markets for coated paper products are highly competitive with a number of major companies competing in each market. The four largest producers of coated paper in North America are Champion International Corporation, the S.D. Warren Company, a subsidiary of Sappi Limited, Consolidated Papers, Inc. and Repap Enterprises (including the Company and Repap New Brunswick Inc.). Repap has a design capacity of 1.0 million tons annually (0.5 million tons for the Company).

        Based on design capacity, the Company is the ninth largest coated paper producer in North America and competes with other U.S., Canadian and European producers in all of its product lines. Competition is primarily on the basis of quality, breadth of product line and price, as well as product innovation and sales and distribution support. No. 5 machine coated paper also competes with uncoated supercalendered paper. In addition, the market for paper generally competes with non-paper substitutes, such as electronic media.

        The Company's competitive strengths in the coated paper market include high product quality, a broad product line, excellent sales support and leadership in recycled grades. The Company has developed a line of fully recycled paper products across a wide spectrum of weights and finishes, with the same quality standards as non-recycled coated paper products, and believes that it is well positioned to meet any shift in customer demand toward recycled coated paper.

        The Company believes that the demand for high quality grades of recycled coated paper is growing as the general public becomes increasingly aware of the environmental impact of paper disposal in landfills. In the United States, manufacturers of recycled coated paper use an average of 50% recycled content, including 10% post-consumer fiber, in the raw material mix of their recycled grades. Although recycled fiber can be used in most papers, several factors determine the recycled content of paper and paper products, including available technology, economics and product performance requirements. Due to the lower quality of paper in the newsprint, tissue and packaging papers industries, producers of these grades can use substantially greater amounts of post-consumer fiber in their grades versus coated paper producers.

        While seasonal variation in demand is not a major factor in the Company's business, sales volumes increase in general during the third and fourth quarters of each year, particularly in September and October, as the use of paper increases for the holiday season printing of catalogues and advertising inserts.

Operating Strategy

        Modern Equipment

        The Company's modern asset base, along with various ongoing productivity improvements, allows the Company to maintain its status as a low cost producer of high quality coated paper.

        Product and Fiber Mix Flexibility

        The Company has the ability of changing the mix of paper produced on its W-7 machine between coated freesheet grades in either sheet or roll form. In addition, the Company's W-5 machine has a "swing design" capability, allowing it to produce either coated groundwood or freesheet paper. Also, being only partially fiber integrated facilitates product mix flexibility and optimization of fiber mix and costs. This flexibility in the production mix allows the Company to maximize profitability as market conditions change.

        Environmental Stewardship

        The Company furthered its commitment to recycled coated paper by converting all of its line of products to include recycled content without changing the quality of its existing line. Management believes that it is the only producer of coated paper to have successfully converted its entire line of coated paper products to include recycled content. In addition, the Company's recycling facility is expected to provide a significant portion of its longer term recycled fiber requirements.

        Quality

        The Company has achieved ISO 9002 certification, an important benchmark in its strategy of being recognized as a quality leader in the industry. The International Standards Organization (ISO) 9002 certification provides a consistent framework for maintaining total quality management principles at Repap Wisconsin and identifies the Company as a world-class supplier.

        Marketing

        The Company's full line of coated paper has enabled it to supply the complete coated paper needs of many of its customers. In addition, the Company believes that its use of recycled fibers in all of its coated paper grades has become a marketing advantage as the public's awareness of environmental issues has increased.

        The Company sells its products through Repap Sales Corporation (Repap Sales) on a commission basis, as agent, to end users (such as printers and magazine publishers), to third-party "merchants" and to "brokerage" distributors (See Item 13 "Certain Relationships & Related Transactions"). The Company rarely enters into long-term contracts, which would fix the list price and discounts at which its products may be sold, allowing it to take advantage of upturns in market prices while subjecting it to greater exposure to changes in prices than manufacturers that enter into such contracts. Sales to WWF Paper Corporation, in which Repap Sales has an investment in preferred stock, were 18% and 14% of net sales during 1995 and 1996, respectively. Sales to Unisource Worldwide Inc. were 14% and 15% of net sales during 1995 and 1996, respectively.

        With respect to product inventories, the Company generally maintains inventories at a level required to meet the delivery requirements of its customers. With respect to order backlogs, at March 24, 1997 the Company had a total backlog of 48 days in coated groundwood paper and 24 days in coated freesheet paper as compared to 21 days and 7 days, respectively, at March 24, 1996. Order backlogs vary on a seasonal basis and are also impacted by the market demand for paper.

        Almost all of the Company's products are sold to customers in North America, with approximately 40% of product shipments being delivered to customers within 500 miles of the facility. Substantially all of the Company's distributions are made from local warehouses. The Company is not dependent upon a particular mode of transportation in delivering its products. Approximately 80 percent of its shipments are delivered by truck, and the remainder are delivered primarily by rail.

Supply Requirements

        A basic raw material used by the Company is wood, which is converted into pulp for use in producing its coated paper products. Although the Company does not own any timber resources, it operates an on-site hardwood groundwood pulp mill with an annual design capacity of approximately 45,000 metric tons, which is normally sufficient to meet the Company's groundwood pulp requirements. Wood used to make the hardwood groundwood pulp is obtained from approximately 35 independent suppliers in northern Wisconsin at prevailing market rates and is stored at the facility. From time to time, hardwood groundwood pulp is purchased from third-party vendors when the Company's demand exceeds the hardwood groundwood mill's capacity.

        The Company's other wood fiber requirements consist of softwood and hardwood kraft pulp, pre and post consumer recycled fiber and secondary fiber rolls purchased from third party vendors. The Company's kraft pulp purchases are made mainly through Repap Enterprises'pulp procurement department, which negotiates the prices and terms of delivery of the Company's pulp purchases. The Company's annual requirements of softwood kraft are suppliedby Repap Enterprises and its subsidiaries, Repap British Columbia, Inc. (Repap British Columbia) and Repap New Brunswick Inc.
(Repap New Brunswick), as well as other suppliers that are not affiliated with the Company, at market prices less a market rate discount. In addition, the Company purchases hardwood kraft from Repap Enterprises, as well as on the open market as needed.

        Recycled fiber and secondary fiber rolls can be used in place of kraft pulp in manufacturing coated paper and are acquired by the Company's purchasing department at market prices. The Company has entered into a long-term contract with one supplier, terminating in 1998, for approximately 50% of its anticipated usage of post-consumer recycled fiber. The balance of the post-consumer fiber requirements is provided by the Company's recycling facility, as well as what is purchased at market prices from three other suppliers. See Item 2 "Properties".

        The majority of the Company's pulp supplies are transported by rail to the Company's facility. Pulp from Repap British Columbia can also be delivered by ship to Green Bay, Wisconsin and transported by truck to the Company's facilities, which are only 30 miles away.

        The Company's coating and filler clay requirements are provided by six suppliers. The Company has a long-term contract, expiring in 1999, with one of these suppliers and two-year purchase agreements with the remaining five. In addition, the Company has also entered into supply agreements with two major calcium carbonate suppliers, which have built manufacturing plants adjacent to the facility. These suppliers deliver calcium carbonate fillers to the Company through underground pipelines, providing cost-effective "just in time" delivery rather than through traditional rail or trucking shipments. The pricing terms of these supply contracts vary, and include provisions for annual negotiation of prices and annual price adjustments in accordance with average market price changes.

        Water used for the production of coated paper is drawn from the Fox River, which runs adjacent to the Company's facility. The Company's supply of other raw materials-latex, starch, opacifiers and coal is all under contract with various major suppliers and is delivered to the mill either by rail or by truck.

        The Company believes that it has adequate sources of raw materials necessary for the manufacture of coated paper for the foreseeable future. In the event that any of its suppliers is unable to meet the Company's demands, the Company believes that adequate alternative suppliers or substitute materials are available.

Energy Requirements

        The Company's energy requirements in 1996 were satisfied through coal (45% of total requirements), electricity (17%), natural gas (32%), oil (4%) and wood residue (a by-product of the manufacture of coated paper) (2%). Coal is supplied by three producers. Of the Company's electricity requirements, 15% are satisfied through steam turbines owned by the Company, which operate using steam produced as a by-product of the Company's use of coal, natural gas, oil and wood residue, and the remainder is purchased from the power company. Steam is also used in the manufacture of coated paper.

        In 1993, the Company entered into an agreement with Wisconsin Electric Power Company (WEPCO) to construct a cogeneration facility adjacent to the Company's mill which would have provided steam for its paper making operations. In late 1993, the Wisconsin Public Service Commission (PSC) issued an order denying WEPCO's application and chose another cogeneration project to proceed in lieu of WEPCO's. The Company is contingently liable for approximately $4.9 million in engineering costs incurred by WEPCO in the event that the related engineering costs cannot be recovered by WEPCO through a sale of the equipment or in a comparable project in the future.

Environmental Matters

        The Company is subject to increasingly stringent environmental laws, regulations and standards by federal, state and local authorities, which impose effluent and emission standards and other requirements on the Company's operations. These laws and regulations require the Company to obtain permits and licenses from appropriate governmental authorities with respect to its mills and to operate its mills in compliance with such permits and licenses.

        Environmental operating expenses amount to approximately 1% of net sales. The Company's cost of meeting the requirements of applicable environmental laws and regulations resulted in capital expenditures of $0.7 million, $0.6 million and $1.3 million in 1994, 1995 and 1996, respectively. The Company estimates that its capital expenditures necessary to comply with various environmental regulatory requirements in 1997 will be approximately $1.6 million.

        CERCLA (Comprehensive Environmental Response Compensation and Liability Act of 1980) addresses problems by the release of any "hazardous substance" into the environment. The Company currently uses no extremely hazardous material in the mill. It is the Company's intention to continue to remove materials that pose a potential hazard as is practicable. PCB transformer removal, asbestos removal, mercury containing manometers and control device removal have all been handled and will continue to be handled on this basis to eliminate potential liabilities. The Company will continue to be proactive in this matter.

        In 1989, the EPA commenced the Great Lakes Initiative (the "GLI") in order to adopt uniform water quality standards in the Great Lakes region. The proposed regulations have been published and legislation for enactment is pending. Although it is expected that the GLI will impose more stringent regulations on all discharges into the Great Lakes and feeding tributaries, the Company does not believe that the GLI will have a material adverse effect on its operations or financial condition.

        The area in which the Company will be regulated under the EPA Cluster Rules is conventional pollutants. The Company will be able to comply with the tighter restrictions with the controls currently in operation and future capital expenditures will not be necessary.

        Although some pollution abatement and solid waste disposal facilities produce improvements in operating efficiency, most increase product cost without enhancing capacity or operating efficiency. Since other paper products companies are also subject to environmental laws and regulations, the Company does not believe that compliance with such laws and regulations will have a material adverse effect on its competitive position.

        The Company, in March 1996, had been issued a Notice of Violation
(NOV) from the United States Environmental Protection Agency (EPA) regarding opacity readings from the second quarter of 1995 that relate to two of its stoker coal fired boilers. In September 1996, the EPA issued another NOV on a stack test with respect to particulate emissions from 1993. In
December 1996, the Department of Justice (DOJ) notified the Company it would recommend expeditious settlement of the above opacity and particulate NOVs by stipulation. The Company met with the DOJ in February 1997 and negotiated an equitable settlement. The Company has adequately accrued for the negotiated settlement.

Research and Development

        The Company's research objectives generally are to develop new and improved products, such as higher quality recycled paper, and to develop better methods of processing materials. The Company has developed a line of recycled paper grades across a wide spectrum of weights and finishes.
During 1994, 1995 and 1996, the Company spent approximately $0.7 million, $0.9 million and $1.1 million, respectively, on research and development activities (including service calls to customers) relating to the development of new or improved products and processes, the majority of which is paid to Repap Technologies Inc.(Repap Technologies), a wholly-owned subsidiary of Repap Enterprises.

        Typical projects undertaken by Repap Technologies include the enhancement of paper machine and coater performance by determining optimal refining parameters for groundwood and chemical fibers, assessment of alternative and more economical components of coatings, bleaching strategies to improve the optical properties of recycled fiber and improving the efficiency of paper machine and coater operations by investigating the causes of incidents that limit productivity. In addition, Repap Technologies undertakes on-going studies of competitors' products in order to enhance the competitiveness of the Company's products.

Employees and Labor Relations

        The Company's work force fluctuates over the year.  At
December 31, 1996, the Company had approximately 1,117 employees (195 of whom were management and administrative employees and 922 of whom were hourly employees). Of the Company hourly employees, 901 are represented by the Papermill Workers Union of Kimberly, Wisconsin, which is an independent union. The Company has never experienced any work stoppages or strikes. The current six-year collective bargaining contract expires on November 30, 2000. The Company believes that its relationship with its employees is good.

Other

        On August 9, 1994, the Company reincorporated from Delaware to Wisconsin and converted each of its classes of preferred and common stock to no par value classes of stock. Accordingly, the total number of shares issued and outstanding and the redemption values per share were adjusted proportionately to reduce the number of issued shares while maintaining the aggregate redemption values. The capital stock accounts have been restated to reflect the conversions.

Subsequent Events

In July 1996, Repap Enterprises engaged investment advisors to explore strategic alternatives available to Repap Enterprises and its subsidiaries to maximize shareholder value.

On December 17, 1996 (and as amended March 3, 1997), Avenor Inc. (Avenor) and Repap Enterprises entered into a Pre-Merger Agreement providing for the amalgamation of Avenor and Repap Enterprises pursuant to an Amalgamation Agreement whereby common and preferred stock of Repap Enterprises would have been exchanged for common stock of Avenor. On March 26, 1997, Avenor shareholders voted to not approve the proposed amalgamation.

The management of Repap Enterprises is considering what steps to take following the rejection of the proposed amalgamation by the Avenor shareholders. Management and the Board of Directors of Repap Enterprises intend to pursue a strategy that is in the best interest of preserving and creating value for its shareholders. It is uncertain what, if any, impact that would have on the Company. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 2  PROPERTIES

        The Company owns and operates a world-class coated paper complex in Kimberly, Wisconsin, containing three modern coated paper machines with a total annual design capacity of 508,000 tons, as well as a bleached hardwood groundwood pulp mill. In addition, the Company purchased a recycling facility in 1994 located in Appleton, Wisconsin.

        The No. 5 machine (W-5) has an annual design capacity of 109,000 tons. The W-5 machine, based on a "swing design," produces both coated groundwood and coated freesheet papers in basis weights ranging from 45 to 70 lbs. This complex was built in 1955- 1956 and rebuilt in 1985-1986.

        The No. 6 machine (W-6) has an annual design capacity of
145,000 tons. The W-6 machine produces coated groundwood papers for use in the web offset and rotogravure printing markets in basis weights ranging
from 32 to 50 lbs.   This complex was newly constructed in 1980 and 1981.

        The No. 7 machine (W-7) has an annual design capacity of 254,000 tons. The W-7 machine produces coated freesheet papers in the No. 1 to No. 3 range for both web and sheetfed offset printing in basis weights ranging from 45 to 183 lbs. This complex was constructed in 1987-1988 and commenced operation in late 1988. The W-7 machine is one of the North American coated paper industry's largest and fastest medium to heavy weight coated freesheet paper machines. The broad range of basis weights that the W-7 machine is able to manufacture makes it one of the most technologically advanced coated freesheet paper machines in North America.

        The Company's hardwood groundwood pulp mill, which is comprised of eight grinders connected in pairs, uses peroxide in the bleaching of pulp. The grinders produce approximately 45,000 metric tons of pulp annually.
Pulp from the grinders can be pumped directly to the Company's paper machine facilities. Six grinders were installed in 1927, and two were added in 1941. Since 1978, the Company has from time to time upgraded and made modifications to its pulp mill.

        The Company's recycling facility, located on 13 acres, uses office and other waste paper to make recycled fiber. The facility is currently producing 80 tons per day and is expected to provide a significant portion of the Company's longer term recycled fiber requirements.

        The Company maintains on-site warehousing for approximately 9,000 tons of pulp, 9,000 tons of work-in-process coated paper rolls, 4,000 tons of finished sheets and 4,000 tons of finished rolls. Warehouses are also leased locally by the Company as required to meet its additional storage needs.

ITEM 3  LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during 1996.


        PART II


ITEM 5       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.

        There is no public market for the stock of the Company. The number of holders of record of the Company's common stock as of December 31, 1996 was 1.


ITEM 6                             SELECTED FINANCIAL DATA
                                   (dollars in millions, except operating data)

                                                            Year Ended December 31,
                                                     1992     1993     1994     1995     1996
 Statement of Operations Data
   Net sales                                         $305.0   $364.3   $418.2   $509.5   $404.7
   Operating profit                                     3.5     36.8     39.5     74.9     26.7
   Interest expense and amortization of
      financing fees                                   26.2     26.8     41.6     41.1     40.7
   Income (loss) before extraordinary items           (27.6)     4.8     (0.4)    26.9     (6.6)
   Net income (loss)                                  (27.6)    (7.4)     0.6     27.3     (6.6)

 Balance Sheet Data
   Working Capital                                    $27.7    $49.7    $23.9    $87.5    $53.0
   Property, plant and equipment (net)                497.0    486.7    481.8    474.4    468.5
   Total assets                                       596.0    596.5    606.7    655.5    646.6
   Total debt (including current maturities)          239.0    252.9    400.0    413.2    414.6
   Redeemable preferred stock                          85.8    107.4      5.8      5.8      6.4
   Common and other shareholders' equity              148.2    125.9    100.9    126.6    119.4

 Other Financial Data
   Capital expenditures                                $4.7     $7.7    $15.4    $12.8    $15.7
   EBITDA (1)                                          22.3     62.1     66.2    100.7     50.0

 Operating Data
   Production (thousands of tons)                       401      463      484      489      448
   Average production per day (tons)                  1,137    1,286    1,336    1,359    1,364
   Shipments (thousands of tons)                        396      454      514      473      443

 (1)EBITDA=Operating profit plus depreciation and amortization and the non-cash portion of the charge for post-retirement benefits costs. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA should not be considered by an investor as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.


ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations - 1996 Compared to 1995

Net Sales

        Net sales decreased 21% in 1996 to $404.7 million from $509.5 million in 1995. The decrease was due to lower prices for the Company's coated paper as well as lower sales volumes.

        Lower pricing resulted in decreased net sales revenue of $72.0 million. On a per ton basis, average net sales decreased $163 per ton or 15%, from $1,077 per ton in 1995 to $914 per ton in 1996. Net sales per ton decreased steadily throughout 1996 but the majority (94%) of the decline occurred in the first three quarters of the year . Pricing stabilized in the fourth quarter in the wake of improved sales volumes, decreased inventory levels and increased order backlogs.

        Lower sales volume resulted in decreased net sales revenue of $32.8 million. Shipments decreased 30,438 tons or 6%, from 472,946 tons in 1995 to 442,508 tons in 1996. However, after a difficult first quarter, sales volumes improved steadily throughout the remainder of 1996. Shipments increased 55,852 tons or 29%, from 193,328 tons in the first half of 1996 to 249,180 tons in the second half of 1996. The last four months of 1996 accounted for 40% of total shipments for 1996.

Cost of Sales, other than Depreciation and Amortization

        Cost of sales, other than depreciation and amortization, amounted to $333.2 million for 1996, a $54.5 million decrease over 1995.  The decrease in cost of sales resulted from a decrease in production costs, amounting to $29.6 million, combined with reduced sales volume, amounting to $24.9 million. On a per ton basis, cost of sales decreased $67 per ton to $753 per ton for 1996 compared to $820 per ton in 1995. As a percentage of net sales, cost of sales increased from 76% in 1995 to 82% in 1996, reflecting the fact that decreases in sell price outpaced decreases in costs. One factor negatively impacting costs was 36 days of market and maintenance related downtime taken by the Company in 1996. It is estimated that this downtime negatively impacted costs by approximately $15 per ton.
The decrease in production cost noted above was due mainly to decreased fiber cost combined with rigorous cost control. Fiber accounted for approximately 40% of the Company's total 1996 production cost. After reaching record highs in the later part of 1995, fiber prices plummeted during the early part of 1996. The market price for northern softwood kraft reached a high of $985 per air dry metric ton (ADMT) in October of 1995, after which the price dropped to $520/ADMT by April 1996 before rebounding somewhat to $580/ADMT by December 1996. A similar story for northern hardwood kraft pulp which hit a record price of $860/ADMT in 1995 before dropping to $400/ADMT by April 1996 and then rebounded to
$505/ADMT by December 1996.   Due to high inventories of pulp, built up
during the second half of 1995 in anticipation of higher pulp prices, the Company was unable to take full advantage of lower market pulp prices until the third quarter of 1996.

Depreciation and Amortization

        The Company uses a unit of production method for most of its machinery and equipment. As a result, depreciation and amortization fluctuate with the level of production. Depreciation and amortization totaled $22.6 million in 1996 as compared to $21.6 million in 1995. See
Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $3.1 million to $22.2 million in 1996 from $25.3 million in 1995. The decrease was primarily caused by decreased selling commissions due to lower net sales in 1996.

Interest Expense and Amortization of Financing Fees

        Interest expense and amortization of financing fees of $40.7 million in 1996 remained comparable to the $41.1 million reported in 1995. See Liquidity and Capital Resources and Note 4 of Notes to Consolidated Financial Statements.

Other Income

        Other income was $5.2 million in 1996 compared with $1.2 million in 1995. The increase in 1996 relates primarily to interest income on forward purchases contracts of pulp to be received in the form of additional pulp on the forward purchases contracts.

Income Taxes

        The Company recorded an income tax benefit of $2.3 million in 1996, partially offset by a $0.7 million change in the valuation allowance relating to prior year's net operating losses. The Company has not assumed any future income in determining the necessary valuation allowances for the various carryforwards. See Note 10 of Notes to Consolidated Financial Statements.


Results of Operations - 1995 Compared to 1994

Net Sales

        Net sales increased 22% in 1995 to $509.5 million from $418.2 million in 1994. The increase was due mainly to higher prices for the Company's coated paper products. Higher pricing resulted in increased net sales revenue of $124.6 million. On a per ton basis, net sales increased $263 per ton or 32%, from $814 per ton in 1994 to $1,077 per ton in 1995. Due to a continuing strong demand for coated paper caused by an advancing economy and limited additional capacity, coated paper pricing continued the upward trend started in July of 1994. In addition, general price discounts on freesheet web and groundwood grades were virtually eliminated in 1995.

        Partially offsetting the increase in net sales caused by higher net sell prices was a reduced sales volume. Shipments decreased 40,894 tons or 8%, from 513,840 tons in 1994 to 472,946 tons in 1995. This reduced sales volume resulted in decreased net sales revenue of $33.3 million. Shipments in 1994 were bolstered by a 30,000 ton inventory reduction which reduced inventories to normal operating levels by the end of 1994. Inventories were maintained at normal operating levels throughout most of 1995.

Cost of Sales, other than Depreciation and Amortization

        Cost of sales, other than depreciation and amortization,
amounted to $387.7 million for 1995, a $53.2 million increase over 1994. The increase in cost of sales, other than depreciation and amortization, resulted from an increase in production costs which amounted to $79.8 million, partially offset by reduced sales volume which lowered total cost
of sales by $26.6 million.   The increase in production cost was due mainly
to an increase in fiber cost (fiber accounted for 40-50% of the Company's total 1995 production cost). On a per ton basis, cost of sales, other than depreciation and amortization, increased $169 per ton to $820 per ton for 1995 compared to $651 per ton in 1994. As a percentage of net sales, cost of sales, other than depreciation and amortization, decreased from 80% in 1994 to 76% in 1995, reflecting the fact that sell price increases outpaced increases in costs.

        Continued strong demand and the lack of additional supply drove fiber prices to record highs in 1995. Market prices for northern softwood kraft pulp increased from $700/ADMT in December 1994 to $985/ADMT in October 1995 (41% increase) before declining to $935/ADMT in December 1995. A similar story for northern hardwood kraft pulp which increased from $640/ADMT in December 1994 to $860/ADMT in June 1995 (34% increase) before declining to $840/ADMT in November and declining further to $820/ADMT in December 1995. Recycled fiber prices peaked in May, 32% higher than December 1994, and then steadily declined through December 1995, finishing the year 15% higher than year-end 1994. Broke prices also peaked in May, 34% higher than December 1994, and then steadily dropped through December 1995, finishing the year 15% lower than year-end 1994.

Depreciation and Amortization

        The Company uses a unit of production method for most of its machinery and equipment. As a result, depreciation and amortization fluctuate with the level of production. As a result, depreciation and amortization fluctuate with the level of production. Depreciation and amortization totaled $21.6 million in 1995 as compared to $22.8 million in 1994. See Note 1 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $3.8 million to $25.3 million in 1995 from $21.5 million in 1994. The increase was primarily caused by increased selling commissions due to higher net sales and, to a lessor extent, compensation adjustments due to the increased profitability in 1995.

Interest Expense and Amortization of Financing Fees

        Interest expense and amortization of financing fees of $41.1 million in 1995 remained comparable to the $41.6 million reported in 1994. See Liquidity and Capital Resources and Note 4 of Notes to Consolidated Financial Statements.

Other Income

        Other income was $1.2 million in 1995 compared with $0.4 million in 1994. The increase in 1995 relates primarily to interest received on a forward purchase contract of pulp.

Income Taxes

        The Company recorded an income tax provision of $7.9 million in 1995, including an income tax benefit of $4.5 million due to the effect of the change in the valuation allowance from recognition of prior years' net operating losses. The Company has not assumed any future income in determining the necessary valuation allowances for the various carryforwards. See Note 10 of Notes to Consolidated Financial Statements.

Extraordinary Items

        In 1995, the Company repurchased $8.0 million of the Second Priority Notes for $7.4 million. The purchase resulted in an extraordinary gain of $0.4 million, net of income taxes of $0.2 million. The extraordinary gain of $1.1 million in 1994 related to the Company's repurchase of $15.0 million of the Second Priority Notes for $13.2 million, net of income taxes of $0.7 million.

Liquidity and Capital Resources

        The Company's primary sources of liquidity are net cash provided by operating activities and the funds available under its revolving credit facility. During 1996, capital additions of $15.7 million were funded principally by cash provided by operating activities of $15.4 million and net borrowings under the revolving credit facility of $0.3 million. In comparison, 1995 capital additions of $12.8 million, debt repayments of $7.5 million and dividend payments on the Class I and Class II Preferred Stock of $0.5 million and $1.1 million, respectively, were funded principally by net borrowings under the revolving credit facility of $20.5 milllion and cash provided by operating activities of $1.4 million.

        On February 8, 1994, the Company completed a public note offering of $250 million, 9 % First Priority Senior Secured Notes (First Priority Notes) and $150 million 9 7/8% Second Priority Secured Notes (Second Priority Notes). The First Priority Notes mature on February 1, 2002, and the Second Priority Notes mature on May 1, 2006. The Company used the proceeds from the offering of $388 million (net of offering costs of $12.0 million) to repay the First Mortgage Bonds (including premium, fees and accrued interest), to purchase 75,000 shares of the Class I Preferred Stock (including accrued dividends), to repay the noncurrent liabilities to affiliates, to make a cash distribution to Repap USA Inc. (Repap USA) and to reduce the amount outstanding under the revolving credit facility. The refinancing resulted in a simplified capital structure, extended debt maturities, and provided the Company with improved liquidity to meet its ongoing funding requirements, which principally consist of amounts required for working capital and capital expenditures.

        Net cash provided by operating activities was $15.4 million in 1996, $1.4 million in 1995 and $48.7 million in 1994. Cash provided by operating activities before changes in operating assets and liabilities was $11.2 million, $61.6 million and $26.5 million in 1996, 1995 and 1994, respectively. The $50.4 million decrease in 1996 was due primarily to lower operating profits, reflecting decreased coated paper prices and six percent lower shipments. The $35.1 million increase in 1995 was due primarily to improved operating profits as a result of higher coated paper prices, partially offset by an eight percent decrease in shipments.

        In 1996, working capital decreased by $34.5 million, from $87.5 million at December 31, 1995 to $53.0 million at December 31, 1996. The decrease was primarily the result of a $35.2 million reclassification from other current assets to other noncurrent assets in which forward purchase contracts for the future delivery of pulp, originally scheduled to be delivered in 1996, were re-negotiated with delivery to be completed through 1998. See Note 2 of Notes to Consolidated Financial Statements. The decrease in inventories of $7.0 million primarily reflects a decrease in finished goods as a result of paper machine related downtime and a 27 percent increase in fourth quarter shipments to customers, compared with the fourth quarter of 1995. The changes in the other working capital items principally reflect the timing of payments.

        At December 31, 1995 working capital amounted to $87.5 million, up $63.6 million over the same period of 1994. This increase was primarily a result of an increase in inventories of $39.4 million together with an increase in forward purchase contracts of pulp of $24.5 million, partially offset by a decrease in accounts receivable of $5.9 million. The increase in inventories primarily reflects a build in fiber inventory, assuring the Company of an adequate supply, and an increase in freesheet paper inventory. The increase in freesheet paper inventory and the decrease in accounts receivable was primarily due to reduced sales in the fourth quarter of 1995, compared with the fourth quarter of 1994. At December 31, 1995, the balance outstanding under the forward purchase pulp contracts was $36.0 million.

        In 1994 and 1995, the Company repurchased $15.0 million and $8.0 million of the Second Priority Notes for $13.2 million and $7.4 million, respectively. The purchases resulted in extraordinary gains of $1.1 million in 1994 and $0.4 million in 1995, net of income taxes of $0.7 million and $0.2 million, respectively.

        In March 1996, the revolving credit facility lenders of the Company agreed to increase the maximum available credit under this facility by $10 million to $70 million, and to extend its maturity to March 1998. Accordingly, borrowings under the revolving credit facility have been classified as long-term debt. The Company will pay interest under this facility at prime plus .75% or LIBOR plus 2% and will be charged a commitment fee of .375% per year on the unused portion. Under the expiring facility, the Company was paying interest at the rate of prime plus 2%. At December 31, 1996 the Company had $32.4 million in available capacity under the existing revolving credit facility.

        At the end of 1996, authorized but uncompleted capital commitments totaled $1.4 million. For 1997, a capital budget has been approved for new projects in the amount of $7.7 million. This will result in planned capital spending of $9.1 million in 1997 and compares with expenditures of $15.7 million in 1996. The 1997 budget includes expenditures primarily related to improvements to the Company's papermaking and converting equipment. Additionally, the Company from time to time enters into operating lease agreements for various papermaking and other equipment necessary for mill operations. The Company does not anticipate entering into any new material operating lease agreements in 1997, compared with $0.9 million entered into in 1996. See Note 4 of Notes to Consolidated Financial Statements for disclosure of future minimum lease payments.

        Current financial resources and anticipated funds from operations are expected to be adequate to meet cash requirements in the year ahead. The Company's principal use of funds for the next several years will be for the repayment of indebtedness under the revolving credit facility, capital expenditures, the payment of dividends to the extent they become allowable under the Indentures to the Company's Notes, support of the Company's working capital requirements and to repurchase in the open market, from time to time when market conditions are favorable, the Company's First and Second Priority Notes.

        The First and Second Priority Notes and the revolving credit facility impose certain limitations on the Company's ability to incur additional indebtedness and make restricted payments. Refer to Note 4 of Notes to Consolidated Financial Statements for a description of other covenants under the terms of the Company's debt agreements.

        Refer to Note 10 of Notes to Consolidated Financial Statements for a description of certain matters related to income taxes.


ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The financial statements and schedules are listed in Part IV Item 14 of this Form 10-K.

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

                None.



        PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.
        Name                    Age     Position(s) Held

        George S. Petty         63      Chairman and Director
        Ronald H. Sumner        64      Executive Vice-President and Director
        Gary B. Fenton          56      Senior Vice-President, Coated Paper Operations
        Terry W. McBride        54      Secretary
        Timothy J. Morgan       47      Senior Vice-President and Controller
                                        Coated Paper Operations
        Gaynor L. Nash          45      Vice-President and General Manager
        John W. Unkefer         52      Vice-President and Controller


        The business experience of each of the Directors and executive officers of the Company during at least the past five years is as follows:

        Mr. Petty has served as Chairman and Director since May 1976. Mr. Petty also serves as Director and Chairman and Chief Executive Officer of Repap Enterprises and is a Director and Chief Executive Officer of Repap British Columbia, positions he has held since September 1986. In addition, he has served as Chief Executive Officer and Director of Repap New Brunswick since October 1974.

        Mr. Sumner has served as Executive Vice President and Director since September 1982. Mr. Sumner also serves as Director and Executive Vice-President, Finance of Repap Enterprises and Repap British Columbia, positions he has held since September 1986. Furthermore, he has served at Repap New Brunswick as Executive Vice-President, Finance since February 1982 and as Director since April 1986.

        Mr. Fenton has served as Senior Vice-President, Coated Paper Operations, since October 1992. Prior to that date, Mr. Fenton served as Vice-President and General Manager of the Company, positions he held since November 1987. Mr. Fenton also serves as Senior Vice-President, Coated Paper Operations, of Repap Enterprises and Repap New Brunswick, positions he has held since October 1992.

        Mr. McBride has served as Secretary since February 1989. Mr. McBride also serves as Vice-President, General Counsel and Secretary of Repap Enterprises, positions he has held since February 1989.

        Mr. Morgan has served as Senior Vice-President and Controller, Coated Paper Operations, at the Company and Repap New Brunswick, since October 1993. Mr. Morgan joined the Company as Vice-President and Controller in July 1989.

        Mr. Nash has served as Vice-President and General Manager since December 1993 and as Vice-President and Mill Manager since October 1992. Mr. Nash joined the Company as manager of the W-7 machine facilities in June 1988 and was appointed Mill Manager in 1989.

        Mr. Unkefer has served as Vice-President and Controller since November 1993. Prior to that date, Mr. Unkefer served as Assistant Controller since April 1990.

        The Directors and Officers are elected annually to serve until the next annual meeting of stockholders and until their successors have been elected and duly qualified.

        There are presently no arrangements pursuant to which Directors of the Company are compensated for their services as Directors of the Company. See Item 11; "Executive Compensation."

Conflicts of Interest of Directors and Executive Officers of the Company

        All of the directors and executive officers of the Company, other than Mr. Nash and Mr. Unkefer, also serve as directors or executive officers of Repap Enterprises and/or other affiliates of the Company. See
"Relationship with the Repap Enterprises Group."

ITEM 11 EXECUTIVE COMPENSATION

        Pursuant to a management agreement, the Company is charged a monthly fee of $0.4 million for management services provided by Repap Enterprises. See "Relationship with the Repap Enterprises Group." None of the Company's officers, other than Mr. Fenton, Mr. Morgan, Mr. Nash and Mr. Unkefer, is compensated by the Company. Mr. Petty and three of the four most highly compensated officers of the Company for the year ended December 31, 1996 (the "named executive officers") are officers of Repap Enterprises, from which they receive compensation, and are also officers of other subsidiaries of Repap Enterprises. Executive officer compensation is determined by the Board of Directors of Repap Enterprises, including certain of the named executive officers. Repap Enterprises does not allocate the amount of compensation that each such named executive officer receives for such officer's services to the Company. Under the Company's employee-wide profit-sharing plan, only Mr. Fenton, Mr. Morgan, Mr. Nash and Mr. Unkefer received compensation in fiscal 1996.

        The following table sets forth certain information with respect to the annual compensation of the Company's Chairman and each of the Company's four other most highly compensated executive officers for fiscal 1996.


Summary Compensation Table
                                                                Long Term
                                      Annual Compensation        Compensation
                              --------------------------------   -------------
Name and Principal                                               Stock Options  All Other
Position                      Year Salary ($)     Bonus ($) (3)  Granted        Compensation ($) (1) (4)
George S. Petty (2)           1996 600,000 CDN                     435,349      408,000 CDN
Chairman and Chief            1995 643,107 CDN    800,000 CDN    1,000,000      204,000 CDN
Executive Officer             1994 641,475 CDN                                  304,000 CDN

Ronald H. Sumner              1996 400,000 CDN                                  46,175 CDN (5)
Executive Vice President      1995 400,000 CDN    875,000 CDN                    4,000 CDN
Finance                       1994 350,000 CDN    297,000 CDN      100,000       4,000 CDN

Gary B. Fenton (2)            1996 225,000                          56,862      8,164 (5)
Senior Vice President         1995 214,585        230,000
Coated Paper Operations       1994 200,000        100,000

                              1996 260,000 CDN                                  9,396 CDN (5)
Terry W. McBride              1995 260,000 CDN    258,000 CDN       48,000
Secretary                     1994 245,000 CDN     70,000 CDN

Gaynor L. Nash                1996 168,000                                      2,938 (5)
Vice President and            1995 164,080        184,400           42,462      1,524
General Manager               1994 158,592         60,000

1. Amounts in this column represent directors fees except for amounts paid to Mr. Fenton and Mr. Nash as profit sharing and except for the amount of $300,000 paid in 1994 to George S. Petty Management Ltd. (formerly Trenholme Park Capital Corporation (TPCC), a corporation controlled by Mr. Petty, representing a guarantee fee with respect to a guarantee of a subsidiary's indebtedness in favour of that subsidiary's bankers; and the amounts of $200,000 and $401,000 were paid to George
   S. Petty Management Ltd. in 1995 and 1996, respectively, for services rendered to Repap including the use of George S. Petty Management Ltd.'s properties for company functions.
2. As part of the Corporation?s long term incentive plan 1995 bonus, 435,349 options earned in 1995 were granted in April, 1996 to George S. Petty at an exercise price of $5.375 CDN and 56,862 options granted
   to Gary B. Fenton at an exercise price of $6.50 CDN .   Mr. Petty has
   elected to take the entire long term plan 1995 bonus in stock options.
3. Amounts in this column include amounts of $800,000 CDN, $180,000, $258,000 CDN and $134,400 to be paid over two years to Mr. Sumner, Mr. Fenton, Mr. McBride and Mr. Nash, respectively, for bonuses earned in 1995 pursuant to the Corporation's long term incentive plan.
4. Perquisities and other personal benefits do not exceed the lesser of $50,000 and 10% of the total of the annual salary and bonus of the named executive officers.
5. Includes amounts of $39,175 CDN, $8,164, $9,396 CDN and $2,938 representing interest on unpaid bonuses paid to Mr. Sumner, Mr. Fenton, Mr. McBride and Mr. Nash, respectively.


The following table sets forth individual grants of stock options during the fiscal year ended December 31, 1996. Mr. Petty and Mr. Fenton were the only officers to receive such options in 1996.


Option Grants During The Most Recently Completed Fiscal Year
                                    % of Total Options
                 Securities Under       Granted To           Exercise            Market Value of
                  Options/SAR's        Employees In           Price         Underlying Options on the      Expiration
     Name          Granted (#)         Fiscal Year             ($)         Date of Grant ($/Security)         Date
George S. Petty(1)         435,349               20.98%          5.375 CDN                  5.375 CDN     April, 2006
Gary B. Fenton(1)           56,862                2.66%          6.500 CDN                  6.500 CDN      Dec, 2005

1.  As part of the Corporation's long term Incentive plan 1995 bonus, 435,349 options were granted to  George S. Petty and
     56,862 options granted to Gary B. Fenton in April 1996 at an  exercise price of $5.375 CDN and $6.50 CDN, respectively, but were earned in 1995.


The following table sets forth details of all exercises of stock options by each of the named executive officers of the Corporation during the fiscal year ended December 31, 1996 and the fiscal year end value of unexercised options on an aggregated basis.

Aggregated Option/SAR
Exercises in Fiscal 1996
and 1996 Fiscal Year-End Option/SAR Values
                                                                        Value of Unexercised
                                                        Unexercised     in-the-money
                                                        Options/SARs at Options/SARs at
                                                        FY-End(#)       FY-End(1) ($)

                        Shares
                        Acquired on     Value           Exercisable/    Exercisable/
Name                    Exercise(#)     Realized($)     Unexercisable   Unexercisable
George S. Petty         0               0               1,435,349/0      0/0
Gary B. Fenton          0               0               256,862/0        0/0
Ronald H. Sumner        0               0               300,000/0        0/0
Terry B.McBride         0               0               223,000/0        0/0
Gaynor L. Nash          0               0               142,462/0        0/0

1.      Based  on the closing price on the Toronto Stock Exchange of the Common Shares ($3.87 CDN) on
        December 31, 1996.

Long-Term Incentive Plan - Effective for the year ending December 31, 1995, a long-term incentive paln, based on return on common shareholder equity, has been established to reward executive team efforts that benefit the Corporation's shareholders. The long-term incentive plan has both a cash and a stock option component.

The first component establishes bonuses for participating executives based upon salary levels, responsibility and return on equity ("ROE").
The Corporation must achieve a level of 8% ROE before any bonuses under the long-term incentive plan can be earned. At 8% ROE, bonuses range from 2% of base salary (at the lowest eligible executive position) up to 6% of salary. For each one percentage increase of ROE up to and including 22% ROE, the bonuses increase form 2% to 6% of salary. Thereafter for each percentage increase of ROE, bonuses only increase by 1.25% to 3.75% of salary. For 1995 only, the ROE bonuses have been capped at 30% ROE.

The second component provides the executive with the opportunity to participate in the equity of the Corporation. Executives are awarded options under the Corporation's 1987 Stock Option Plan to acquire Common Shares having a value equal to 150% of the long-term incentive cash bonus. Outstanding options previously granted to executives are not taken into account in determining the number of new options to be granted. Executives over 55 are entitled to receive all of the option portion of their long-term incentive plan benefit in stock options under the Corporation's 1991 Stock Option Plan. Options under the 1987 Stock Option Plan vest over a period of five years and are exercisable over ten years. Options under the 1991 Stock Option Plan vest immediately and are exercisable over five years. The exercise price payable for each Common Share covered by an option will be 100% of the market price of a Common Share on the last trading day prior to the effective date of the grant of each option.

Pension Benefits

Prior to 1996, Repap Enterprises did not have a pension plan for its head office executives and employees except for Mr. R.H. Sumner. Effective with the year 1996, a pension plan has been established pursuant to which head office employees at Repap Enterprises, including executives, will be entitled at time of retirement (age 65), based on years of service
(with past service recognized) to receive a pension of up to 60% of their average best three years base salary, excluding bonuses. The pension will be partially funded up to the maximum tax deductible limit allowable by Revenue Canada. Any excess will be provided by an unfunded supplementary plan. The estimated credited years for each of the four named executive officers are: George S. Petty, 16 years - Terry W. McBride, 8 years - Gary B. Fenton, 16 years - Ronald H. Sumner, 16 years.

Other

In February 1991, Ronald H. Sumner received a personal demand loan from Repap Enterprises bearing interest at the rate of 8.5% per annum.
In April 1994, Mr. Sumner received an additional loan of $140,000 which was repaid in December 1994. During 1996, the largest aggregate amount of debt outstanding was $697,107 including interest. For 1996 the interest charged was established at the rate of 5% per annum. As at December 31, 1996 the amount outstanding, including interest, was $657,933.

Employment, Change-In-Control and Service Agreements

Repap Enterprises has entered into change-in-control agreements dated as of June 17, 1996 with George S. Petty, Chairman and Chief Executive Officer, Ronald H. Sumner, Executive Vice-President, Finance, Gary B. Fenton,
Senior Vice-President, Coated Paper Operations and Terry W. McBride, Secretary. These agreements replace similar agreements entered into in 1992. These agreements provide that in the event of an involuntary termination of employment within two years following a change in control of Repap Enterprises, the executives will be entitled to receive 30 days written notice (other than George S. Petty) and compensation (the "Termination Payment") equal to 3 times the annual salary of the executive. Mr. Petty will also be entitled to the Termination Payment if he voluntarily terminates his employment with Repap Enterprises at any time within 30 days following a period of six months after the change in control of Repap Enterprises. For the purpose of determining such payments, it shall be the highest of his annual salary in the three years preceding the date of the change in control of Repap Enterprises.

The agreements also provide that the executive will be entitled to terminate his employment within a two-year period and receive the Termination Payment in the event of either a reduction in authority or duties, a change of the city of employment or a reduction in compensation of benefits. Each of the named executives is entitled upon termination to benefits continuation together with credit for service under Repap Enterprises pension plans for additional numbers of years ranging up to five years depending on the executive officer. All Repap Enterprises Stock Options held by such executives have become immediately vested and exercisable.

Repap Enterprises has also entered into agreements with certain other executives and key employees. These agreements provide that in the event of an involuntary termination or employment within two years following a change in control of Repap Enterprises, the employees will be entitled to receive 30 days' written notice and Termination Payments equal to, depending on the employee, the product of a number of years varying between one and three and the employee's highest salary in the one to three years preceding the change of control of Repap Enterprises. Each person is entitled upon
such termination to benefits continuation.   All Repap Enterprises Stock
Options held by each such employee have become immediately vested and exercisable on September 25, 1996.

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's voting securities.

                                                     Amount and Nature
                        Name and Address of          of Beneficial              Percent
Title of Class   (1)    Beneficial Owner             Ownership                  of Class
Common Stock            Repap Enterprises, Inc.         105                     100%
of the Company          1250 Rene Levesque Blvd
no par value            Montreal, Quebec, Canada
                        H3B 4W8

Common Stock            Repap USA, Inc.                 105                     100%
of the Company          433 North Main Street
no par value            Kimberly, WI 54136

(1)     Repap Enterprises owns 100% of the Common Stock, no par value, of
        Repap   USA, which owns 100% of the Company's voting stock.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        RELATIONSHIP WITH THE REPAP ENTERPRISES GROUP

        The Company is an indirect wholly-owned subsidiary of Repap Enterprises Inc., an integrated North American forest products company and one of North America's largest manufacturers of coated paper based on design capacity in place at December 31, 1996.

        The following chart shows Repap Enterprises' principal subsidiaries, all of the common stock of which is directly or indirectly wholly-owned by Repap Enterprises as of December 31, 1996.

                                        Repap
                                        Enterprises
                                        Inc.
        I               I               I            I           I              I
        Repap USA       Repap           Repap        Repap       Repap          Alcell
        Inc.            New Brunswick   British      Manitoba    Technologies   Technologies
                        Inc.            Columbia     Inc.        Inc.           Inc.
                                        Inc.
    /         \
Repap          Repap
Wisconsin      Sales
Inc.           Corporation

        As described below, the Company has historically engaged in transactions with certain of its affiliates in the ordinary course of its operations. The Company has marketed all of its coated paper products through Repap Sales (which also markets paper products for Repap New Brunswick) and, in connection with its marketing efforts, Repap Sales has warehoused certain of these products. A significant amount of the Company's pulp requirements have been supplied by Repap Enterprises, Repap British Columbia and Repap New Brunswick. In addition, much of the Company's research and development activities have been conducted through Repap Technologies, which also has assisted in service calls to customers.

Pulp and Paper Purchases

        The Company purchases pulp at market prices (less volume discounts) directly from Repap Enterprises, Repap British Columbia and Repap New Brunswick, as well as from various non-affiliates. These purchases have varied from month to month, depending on the Company's raw material inventories and production requirements. During 1996, the Company's pulp purchases from Repap Enterprises, Repap British Columbia and Repap New Brunswick, including deliveries under forward purchase contracts, were $6.8 million, $25.7 million and $18.4 million, respectively. In addition, the Company purchased $0.2 million of coated paper from Repap New
Brunswick to facilitate roll rewinding and returns of coated paper from customers.

        In 1995, the Company entered into forward purchase contracts with Repap British Columbia and Repap Enterprises for the future delivery of pulp. At December 31,1996 the balances remaining under these contracts with Repap British Columbia and Repap Enterprises were $24.7 million and $10.5 million, respectively. At December 31, 1996, the forward purchase contracts were re-negotiated and the remaining balances are scheduled to be delivered through 1998. See Note 2 of Notes to Consolidated
Financial Statements.

Repap Sales

        Repap Sales is the principal sales agent for the Company for which it receives a commission of 2 1/2% of the sales price of coated paper sold by Repap Sales. These commissions cover expenses relating to the general marketing, sale and distribution of coated paper products and were $10.1 million in 1996. In addition, during 1996 the Company reimbursed Repap Sales for specific marketing related costs in the amount of $2.4 million.

        The Company made coated paper sales to Repap Sales in the amount of $23.2 million in 1996 for the purpose of serving several customers through strategically located distribution centers. In addition, during the year the Company charged $1.3 million to Repap Sales for costs incurred with data processing and accounting assistance.

Repap Technologies

        Repap Technologies allocates to the Company research and development expenses incurred in connection with the development and testing of new products, raw materials and production processes on the Company's behalf. Repap Technologies also assists in service calls to the Company's customers. For these services, the Company was charged $1.1 million in 1996.

Repap Enterprises

        Repap Enterprises' provides services to the Company, including but not limited to, advice and assistance concerning the strategy, planning, operations and financing of the Company. For these services, the Company was charged $5.0 million in 1996. In addition, Repap Wisconsin was allocated a portion of the actual cost of the Repap
Enterprises' corporate aircraft, which totaled $0.5 million in 1996.

Repap USA

        Repap USA, a holding company, was advanced $4.5 million by the Company in 1993 bearing market rate interest and payable on demand. The interest charged to Repap USA on this advance in 1996 totaled
$0.4 million.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     1.      Consolidated Financial Statements of
                Repap Wisconsin Inc.

                Report of Independent Auditors                  F-1

                Consolidated Balance Sheets                     F-2

                Consolidated Statements of Operations           F-3

                Consolidated Statements of Common and Other     F-4
                Shareholders' Equity

                Consolidated Statements of Cash Flows           F-5

                Notes to Consolidated Financial Statements      F-6

        2.      Financial Statement Schedules

                Schedule II Valuation and Qualifying Accounts   S-1

                The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV, and V

        3.      Exhibits

                The exhibits to this report are listed in the exhibit index elsewhere herein.

(b)             Reports on Form 8-K

                No reports on Form 8-K were file by the Company during the last quarter of 1996.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
Repap Wisconsin, Inc.

We have audited the accompanying consolidated balance sheets of Repap Wisconsin, Inc. (the Company) as of December, 31 1995 and 1996, and the related consolidated statements of operations, common and other shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Milwaukee, Wisconsin                            ERNST & YOUNG LLP
January 14, 1997, except for
Note 13, as to which the
date is March 26, 1997

REPAP WISCONSIN INC.
CONSOLIDATED BALANCE SHEETS

                                                    December 31
                                                   1995      1996
                                                   (In Thousands,
                                                  Except Number of
                                                       Shares)

Assets (Note 4)
Current assets:
Cash                                             $    11   $     42
Accounts receivable, less allowances of
$1,668 and $1,706, respectively (Note 9)          35,571     32,102
Accounts receivable from affiliates (Note             56      9,449
7)
Advances to affiliates (Notes 7 and 12)            4,500      4,500
Inventories (Note 2)                              84,589     77,545
Other current assets (Note 2)                     36,684      1,155
Total current assets                             161,411    124,793

Net property, plant and equipment (Note 3)       474,378    468,518
Deferred charges and other assets (Note 2)        19,723     53,266
                                                $655,512   $646,577

Liabilities and shareholders_ equity
Current liabilities:
Current maturities of long-term debt            $     26   $     _
(Notes 4 and 12)
Accounts payable                                  37,850     37,271
Accrued liabilities (Note 2)                      24,459     21,417
Accounts payable to affiliates (Note 7)           11,547     13,065
Total current liabilities                         73,882     71,753

Long-term debt (Notes 4 and 12)                  413,189    414,609
Deferred income taxes (Note 10)                   24,301     21,889
Accrued postretirement benefit liability          11,757     12,509
(Note 8)
Commitments and contingency (Notes 4 and
11)
Class I Preferred Stock (Notes 5 and 12)           5,828      6,405

Common and other shareholders' equity
 (Notes 4 and 6):
Class II Preferred Stock, no par value,
200 shares authorized; 103.65 shares
issued and outstanding ($11,766                   10,365     10,365
redemption value)

Class III Preferred Stock, no par value,
800 shares authorized; 539.94 shares
issued and outstanding ($53,994                   53,994     53,994
redemption value)
Class IV Preferred Stock, no par value,
700 shares authorized; 483.25 shares
issued and outstanding ($48,325                   48,325     48,325
redemption value)
Common Stock, no par value, 300 shares
authorized; 105 shares issued and                 33,126     33,126
outstanding
Accumulated deficit                              (19,255)   (26,398)
Total common and other shareholders'             126,555    119,412
equity
                                                $655,512   $646,577

REPAP WISCONSIN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Years ended December 31
                                           1994      1995      1996

                                                (In Thousands)


Net sales (Notes 7 and 9)               $418,163   $509,475  $404,657

Cost of sales excluding
depreciation and amortization            334,473    387,655    333,163
(Notes 7 and 8)
Depreciation and amortization             22,778     21,645     22,582
Selling, general and
administrative expenses (Note             21,453     25,319     22,211
7)
Operating profit                          39,459     74,856     26,701

Interest expense                          40,052     39,449     39,035
Amortization of deferred                   1,515      1,686      1,692
financing costs
Other income (Note 2)                       (371)    (1,155)    (5,197)
Income (loss) before income
taxes and extraordinary items             (1,737)    34,876     (8,829)

Income tax provision (benefit)            (1,291)    7,937      (2,263)
(Note 10)
Income (loss) before                        (446)   26,939      (6,566)
extraordinary items
Extraordinary items, net of tax            1,062       363        _
(Note 4)
Net income (loss)                         $  616   $27,302   $  (6,566)


                              Repap Wisconsin, Inc.
        Consolidated Statements of Common and Other Shareholders' Equity

                                   Class   Class  Class IV       Additional
                                    II     III
                                   Pref.  Pref.    Pref.  Common  Paid-In Accumulated
                                   Stock   Stock   Stock   Stock  Capital  Deficit     Total

                                  (In Thousands)

Balance, January 1, 1994         $     1 $      5 $     5 $    11  $164,780 $(38,914)  $125,888
Dividends on Class I Preferred    -        -        -        -         -      (1,801)    (1,801)
Stock
Dividends on Class II Preferred   -        -        -        -         -      (4,794)    (4,794)
Stock
Distribution to common            -        -        -        -      (18,992)      -     (18,992)
stockholder
Exchange of shares in connection
with reincorporation             10,364   53,989   48,320   33,115 (145,788)      -          -

Net income                        -        -        -        -        -          616        616
Balance, December 31, 1994       10,365   53,994   48,325   33,126    -      (44,893)   100,917
Dividends on Class I Preferred    -        -        -        -        -         (576)      (576)
Stock
Dividends on Class II Preferred   -        -        -        -        -       (1,088)    (1,088)
Stock
Net income                        -        -        -        -        -       27,302     27,302
Balance, December 31, 1995       10,365   53,994   48,325   33,126    -      (19,255)   126,555

Dividends on Class I Preferred    -        -        -        -        -         (577)      (577)
Stock
Net loss                          -        -        -        -        -       (6,566)    (6,566)
Balance, December 31, 1996       $10,365  $53,994  $48,325  $33,126 $ -     $(26,398)  $119,412

See Accompanying Notes
F-4

REPAP WISCONSIN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years ended December 31
                                            1994    1995     1996
                                      (In Thousands)
Operating activities
Net income (loss)                       $    616 $ 27,302   $(6,566)

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation and amortization             24,293   23,331    24,274
Non-cash portion of postretirement         3,981    4,200       752
benefit expense
Deferred income taxes                       (596)   7,314    (2,412)
Extraordinary items, gross                (1,770)    (575)     _
Interest received in form of forward         _         _     (4,886)
purchase contract
Changes in operating assets and
liabilities:
Accounts receivable                       (2,392)   5,853    (5,924)
Inventories                                8,289  (39,403)    7,044
Inventory deposits                       (11,500) (24,500)    5,669
Other current assets                         311     (466)     (471)
Accounts payable and accrued              27,462   (1,634)   (2,103)
liabilities
Net cash provided by operating            48,694   1,422     15,377
activities

Investing activities
Additions to property, plant and         (15,355) (12,778)  (15,718)
equipment
Other                                       (981)    (826)   (1,022)
Net cash used in investing activities    (16,336) (13,604)  (16,740)

Financing activities
Net borrowings (repayments) under
revolving credit facilities              (29,944)  21,289     1,420
Repayment of noncurrent liabilities      (41,130)    -          _
to affiliates
Issuance of long-term debt               400,000     -          _
Payments of long-term debt              (221,169)  (7,527)      (26)

Deferred financing costs                 (13,194)     -         _
Dividends paid on Class I Preferred      (24,230)    (506)      _
Stock
Redemption of Class I Preferred Stock    (79,242)     -         _
Dividends paid on Class II Preferred      (4,794)  (1,088)      _
Stock
Distribution to common stockholder       (18,992)     -         _
Net cash provided by (used in)           (32,695)  12,168     1,394
financing activities

Net increase (decrease) in cash             (337)     (14)       31
Cash at beginning of year                    362       25        11
Cash at end of year                     $     25   $   11   $    42

REPAP WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)

December 31, 1996

1. Significant Accounting Policies

Description of Business

Repap Wisconsin, Inc. (the Company) is a producer of high quality grades of recycled coated paper and a complete range of coated paper products. The Company_s products are used for magazines, catalogs, brochures, advertising inserts and annual reports. The Company competes with other U.S., Canadian and European producers in all of its product lines. The Company sells its products through Repap Sales Corporation (Repap Sales), an affiliate, on a commission basis, as agent, to end users, third-party merchants and brokerage distributors. Almost all of the Company's products are sold to customers in North America. The Company's annual requirements of softwood and hardwood kraft pulp are supplied by three affiliates, Repap British Columbia, Inc. (Repap British Columbia), Repap New Brunswick, Inc. (Repap New Brunswick) and Repap Enterprises, Inc. (Repap Enterprises) and by other suppliers that are not affiliated with the Company. In the event that any of its suppliers is unable to meet the Company's demands, the Company believes that adequate alternative suppliers or substitute materials are available.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company is a wholly owned subsidiary of Repap U.S.A. Inc. (Repap USA), which is a subsidiary of Repap Enterprises. Repap New Brunswick and Repap British Columbia are also subsidiaries of Repap Enterprises.

During 1994, the Company reincorporated from Delaware to Wisconsin and reduced the number of authorized and issued shares for each class of common and preferred stock. The reincorporation was effected through exchanges of shares at the following exchange rates: Common Stock, 10,000 shares for 1 share; Class I Cumulative Redeemable Preferred Stock (Class I Preferred Stock), 10 shares for 1 share; Class II Cumulative Redeemable Preferred Stock (Class II Preferred Stock), 1,000 shares for 1 share; Class III Noncumulative Redeemable Preferred Stock (Class III Preferred Stock), 1,000 shares for 1 share; and Class IV Noncumulative Redeemable Preferred Stock (Class IV Preferred Stock), 1,000 shares for 1 share. All share and per share amounts have been restated to reflect the exchanges.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, including interest and start-up costs related to major assets during construction. Interest and start-up costs are capitalized until the asset is ready for its intended use. Property, plant and equipment are depreciated using straight-line and unit-of-production methods for financial reporting purposes over their estimated useful lives as follows:

                                 Years

Plant and buildings             12 - 42
Machinery and equipment         10 - 36

Accelerated methods and prescribed lives are used for reporting depreciation for income tax purposes.

Deferred Charges

Costs  incurred  in  connection  with  the  procurement   of
financing are deferred and amortized using the straight-line method over the term of the related financing.

Income Taxes

The Company's results of operations are included in the consolidated federal income tax return of Repap USA. For financial reporting purposes, the Company has provided for federal income taxes as if it filed a separate income tax return.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Supplemental Cash Flows Information

Interest payments were $33,286, $39,676 and $40,007 in 1994,
1995  and 1996, respectively. Income tax payments were  $835 and $149 in 1995 and 1996, respectively. There were no income tax payments in 1994.

2. Additional Balance Sheet Information
                                              December 31

                                             1995      1996
Inventories:
Finished goods                            $38,954    $34,826
Work in process                             8,138      5,416
Raw materials and supplies                 37,497     37,303
                                          $84,589    $77,545
Accrued liabilities:
Payroll and payroll related costs         $ 8,868    $ 5,372
Interest                                   12,112     11,868
Other                                       3,479      4,177
                                          $24,459    $21,417

During 1994 and 1995, the Company entered into forward purchase contracts with Repap British Columbia and Repap Enterprises for the future delivery of pulp, a raw material. Activity with regard to the contracts during 1994, 1995 and 1996 and the remaining balances at December 31 are as follows:

    Balance, January 1, 1994                $  -

   Deposits                                 20,104
   Deliveries                                8,604
    Balance, December 31, 1994              11,500
   Deposits                                 36,000
   Deliveries                               11,500
    Balance, December 31, 1995              36,000
   Interest income received in form of       4,886
    additional deposits
   Deliveries                                5,669
    Balance, December 31, 1996             $35,217

The forward purchase contracts will be settled at the market price at the time of delivery (less volume discounts and interest based on the delivery dates). At December 31, 1995, the balances under the contracts were scheduled to be delivered during 1996 and were included in other current assets in the accompanying consolidated balance sheet. Because the forward purchase contracts were not settled in 1996, the contracts specify that the Company receives interest income in the form of additional future deliveries. At December 31, 1996, the forward purchase contracts were renegotiated and the remaining balances are scheduled to be delivered through 1998. The Company does not anticipate any deliveries of pulp under the contracts in 1997 and, accordingly, the balance is included in other noncurrent assets in the accompanying consolidated balance sheet at December 31, 1996. See Notes_7 and 13 for additional information regarding pulp purchases from Repap British Columbia, Repap New Brunswick and Repap Enterprises and realization of the forward purchase contracts.

3. Property, Plant and Equipment

Property, plant and equipment at December 31 consist of the following:

                                          1995      1996

   Land, Plant, and Buildings           $ 27,445  $ 21,274
   Machinery and equipment               619,420   630,270
                                         646,865   651,544
   Less accumulated depreciation         176,426   196,804
                                         470,439   454,740
   Construction in progress                3,939    13,778
                                        $474,378  $468,518

4. Long-Term Debt and Lease Commitments

Long-term debt at December 31 consists of the following:
                                            1995     1996

   9 1/4% First Priority Senior Secured   $250,000 $250,000
    Notes
   9 7/8% Second Priority Senior Secured   127,000  127,000
    Notes
   Revolving credit facility bearing
    interest at prime plus _% or LIBOR      36,189   37,609
    plus 2%
   Other                                        26       _
                                           413,215  414,609
   Less current maturities                      26       _
                                          $413,189 $414,609

The  9  1/2%  First  Priority Senior  Secured  Notes  (First
Priority Notes) mature on February 1, 2002, and the  9  7/8%
Second Priority Senior Secured Notes (Second Priority Notes) mature on May 1, 2006.

In 1994 and 1995, the Company repurchased $15,000 and $8,000 of the Second Priority Notes for $13,230 and $7,425, respectively. The purchases resulted in extraordinary gains of $1,062, net of income taxes of $708, in 1994 and $363, net of income taxes of $212, in 1995.

The revolving credit facility provides up to $70,000 of availability, matures in March 1998 and requires a commitment fee of .375% per year on the unused portion. Accordingly, borrowings under the revolving credit facility have been classified as long-term debt in the accompanying consolidated balance sheets.

Substantially all assets of the Company are pledged as security under the First and Second Priority Notes and the revolving credit facility. The indentures for the First and Second Priority Notes include certain covenants that limit additional debt; restrict certain payments, including stock redemptions, dividends and other distributions; and limit transactions with affiliates. At December 31, 1996, no amounts were available for restricted payments.

Future minimum payments under noncancelable operating leases total $27,449 and are due as follows: 1997-$5,380; 1998-
$5,179;  1999-$4,882; 2000-$3,878; 2001-$3,819;  thereafter-
$4,311. Rent expense, including payments under operating leases, was $655, $1,692 and $4,308 in 1994, 1995 and 1996, respectively.

5. Class I Preferred Stock

The Company has authorized 7,000 shares of Class I Preferred Stock. The shares are entitled to receive cumulative annual dividends of $100 per share payable quarterly. In February 1994, the Company redeemed 75,000 shares of Class_I Preferred Stock for $75,000 and $23,266 of accrued dividends from the proceeds of the First and Second Priority Notes. Subsequently, the Company redeemed an additional 4,241.8 shares of Class I Preferred Stock for $4,242 and $195 of accrued dividends. Subject to the restrictions of certain debt covenants, the Company is required to redeem, at $1,000 per share plus accrued dividends, 50% of the outstanding shares of Class I Preferred Stock on July 15, 1997 and 100% of the then outstanding shares on July 15, 1998. At December 31, 1996, there are accrued dividends of $647. The aggregate changes in Class I Preferred Stock are as follows:
                                          Shares    Amount

    Balance, January 1, 1994             85,000.0  $107,429
   Accrued dividends                      -           1,801
   Redemption of preferred shares       (79,241.8)  (79,242)
   Dividends paid                         -         (24,230)
    Balance, December 31, 1994            5,758.2     5,758
   Accrued dividends                      -             576
   Dividends paid                         -            (506)
    Balance, December 31, 1995            5,758.2     5,828
   Accrued dividends                      _             577
    Balance, December 31, 1996            5,758.2   $ 6,405

6. Shareholders' Equity

The Company has issued 103.65 shares of Class_II Preferred Stock to Repap USA with cumulative annual dividends of $10,000 per share payable annually, as and when declared by the Board of Directors, subject to restrictions of debt covenants. The Company may redeem these shares at $100,000 per share plus accrued dividends, subject to the restrictions of certain debt covenants and provided there are no shares of Class_I Preferred Stock outstanding. The Company paid cumulative dividends of $4,794 and $1,088 on the Class II Preferred Stock in 1994 and 1995, respectively. As of December 31, 1996, $1,401 of cumulative dividends are in arrears.

The 539.94 shares of Class_III Preferred Stock are entitled to noncumulative annual dividends of $10,000 per share, as and when declared by the Board of Directors, subject to restrictions of certain debt covenants. The Company may redeem the shares at $100,000 per share plus accrued dividends, subject to the restrictions of certain debt covenants and provided there are no shares of Class_I Preferred Stock or Class_II Preferred Stock outstanding.

The 483.25 shares of Class_IV Preferred Stock are entitled to noncumulative annual dividends of $10,000 per share, as and when declared by the Board of Directors, subject to restrictions of certain debt covenants. The Company may redeem the shares at $100,000 per share plus accrued dividends, subject to the restrictions of certain debt covenants and provided there are no shares of Class_I Preferred Stock or Class_II Preferred Stock outstanding.

7. Related-Party Transactions

The  following  summarizes  related-party  transactions,  in addition to those summarized in previous notes:
                                   1994     1995     1996

   Sales to affiliates           $15,758  $14,684 $23,249
   Purchases of raw materials
    and paper from affiliates     32,206   50,728  51,060
   Selling, general and
    administrative expenses       19,662   21,777  19,017
    incurred with affiliates
   Interest expense on balances       87       -       _
    with Repap USA
   Interest income on advance to     365      365     366
    Repap USA

The sales to affiliates principally consist of sales to Repap Sales (a subsidiary of Repap USA) in order for it to provide certain customers with just-in-time deliveries.

Purchases of raw materials principally consist of purchases of pulp from Repap British Columbia, Repap New Brunswick and Repap Enterprises. The deliveries under the forward purchase contracts discussed in Note 2 are included in these purchases. Purchases from affiliates also include small amounts of coated paper from Repap New Brunswick primarily to facilitate roll rewinding and returns of coated paper from customers.

The selling, general and administrative expenses incurred with affiliates include charges for services and allocated costs from Repap Enterprises, Repap USA and Repap Sales.

Repap Enterprises charges the Company a management fee for services including advice and assistance concerning the strategy, planning, operations and financing of the Company. The management fees were $5,000 in each of the years 1994, 1995 and 1996.

Repap Enterprises also incurs various costs and expenses, such as research and development expenses and aircraft expenses, which it allocates to its subsidiaries, including the Company, based on management's assessment of the relative benefits received by the respective subsidiaries for which the expenses were incurred. Management believes that this method of allocation is reasonable. Total allocated costs charged to the Company by Repap Enterprises were $1,689, $1,780 and $1,626 in 1994, 1995 and 1996, respectively.

The Company allocates to Repap Sales its portion of the actual costs the Company incurs for data processing and accounting assistance. The amounts allocated to Repap Sales were $1,268, $1,324 and $1,302 in 1994, 1995 and 1996, respectively.

Repap Sales, as the principal sales agent for the Company, receives a commission of 21/2% of the sales price of coated paper sold by Repap Sales. These commissions cover expenses relating to the marketing, sale and distribution of coated paper products and were $10,453, $12,736 and $10,120 in 1994, 1995 and 1996, respectively. In addition, the Company has reimbursed Repap Sales for marketing-related costs totaling $2,520, $2,520 and $2,359 in 1994, 1995 and 1996, respectively.

The Company has an advance of $4,500 to Repap USA which bears the market rate of interest and is payable on demand.

See Note 13 for information regarding realization of net assets related to affiliates.

8. Postretirement Benefits Other Than Pensions

The Company has three defined benefit postretirement plans that provide benefits to full-time employees who have worked at least five years and attained age 57 while in service with the Company. One plan provides medical benefits, another provides dental benefits and the third provides life insurance benefits. The medical plan benefits are provided under a traditional indemnity arrangement or under an HMO arrangement, at the participant's option. The medical benefit indemnity arrangement and the dental plan contain cost-sharing features such as deductibles and coinsurance. The life insurance plan is contributory.

The   accumulated  postretirement  benefit   obligation   at
December 31 is as follows:

                                           December 31

                                         1995       1996

    Retirees                          $ 16,480   $ 18,295
    Fully eligible active                5,961      4,671
    participants
    Other active participants            2,760      2,892
                                        25,201     25,858
    Unrecognized transition            (22,600)   (21,271)
    obligation
    Unrecognized net gain                9,156      7,922
    Accrued  postretirement  benefit  $ 11,757   $ 12,509
    liability

The net periodic postretirement benefit cost includes the following:

                                    1994     1995     1996

    Service cost for benefits     $1,106   $  864   $  914
    earned during the year
   Interest cost on accumulated
    postretirement benefit         2,110    2,233    1,844
    obligation
    Amortization of net gain        -        (226)  (1,010)
    Amortization of transition     1,356    1,329    1,329
    obligation
                                  $4,572   $4,200  $ 3,077

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical benefit indemnity arrangement are assumed to decrease gradually to 2006 and then remain at that level thereafter. The ranges of cost trend rates for 1996 are 8.6% to 5.25% (9.1% to 5.25% for 1995) for the
medical benefit indemnity arrangement. The cost trend rate for the dental plan for 1996 is an annual increase of 5.25% per year (5% for 1995). The cost trend rate for the medical benefit HMO arrangement for 1996 is an annual increase of 5% per year (same for 1995).

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $3,025, and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for 1996 by $334.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1995 and 1996. The discount rate used for determining the net periodic postretirement benefit cost was 7.75%, 8.5% and 7.5% for 1994, 1995 and 1996, respectively.

9. Major Customers

Sales to one customer, in which Repap Sales has an investment in preferred stock, were 16%, 18% and 14% of net sales during 1994, 1995 and 1996, respectively. Accounts receivable from this customer were $5,592 and $5,324 at December 31, 1995 and 1996, respectively. Sales to one other customer were 16%, 14% and 15% of net sales during 1994, 1995 and 1996, respectively. Accounts receivable from this customer were $4,369 and $3,803 at December 31, 1995 and 1996, respectively.

10. Income Taxes

The  income tax provision (benefit) on income (loss)  before extraordinary items is comprised of the following:
                                    1994     1995     1996

   Current federal income tax      $  -    $  835   $    _
    expense
   Deferred income tax expense
    (credit), excluding                96  11,591   (2,966)
    components listed below
   Benefits of operating loss      (1,215)     -        _
    carryforwards
   Effect of change in valuation     (172) (4,489)     703
    allowance
   Income tax provision (benefit) $(1,291) $7,937  $(2,263)

The income tax provision (benefit) differs from the amount computed by applying the federal statutory rate of 34% to income (loss) before income taxes and extraordinary items as follows:
                                   1994     1995     1996
   Income tax provision
    (benefit) at federal        $  (591)   $11,858 $(3,002)
    statutory rate
   State income taxes, net of      (320)       588    (161)
    federal benefit
   Effect of change in valuation   (172)    (4,489)    703
    allowance
   Other                           (208)       (20)    197
   Income tax provision          $(1,291)  $ 7,937 $(2,263)
    (benefit)

Significant components of the Company's deferred income tax liabilities and assets as of December 31 are as follows:
                                           1995      1996
    Deferred income tax liabilities:
   Property, plant and equipment         $50,724   $54,659
   Other                                   2,231     1,972
                                          52,955    56,631
    Deferred income tax assets:
   Accrued liabilities and other items
    not currently deductible               7,731     8,416
   State net operating loss                  549       709
    carryforwards
   State tax credit carryforwards          8,564     8,879
   Federal net operating loss             17,261    21,842
    carryforwards
   Federal general business credit         7,501     6,669
    carryforwards
   Federal alternative minimum tax         1,646     1,289
    credit carryforwards
                                          43,252    47,804
   Valuation allowance for deferred tax   14,598    13,062
    assets
                                          28,654    34,742
    Net deferred income tax liabilities  $24,301   $21,889

Because of the recent cumulative losses, future income has not been assumed in determining the necessary valuation allowances for the various carryforwards.

At   December 31,  1996,  the  Company  has  the   following
carryforwards for operating losses, general business credits and state tax credits available to reduce future income taxes:
                                  Federal General

                   Net Operating      Business    State
                       Losses                      Tax

                  Federal   State   Credits   Credits

        Year
      expires:
        1997     $     -   $     -  $  495   $   585
        1998     -          -        2,242       735
        1999      3,170     -        1,683       717
        2000     -          -          171       827
        2001      2,912     -          283       868
        2002      8,332     -        -           682
        2003      1,493     -           41       788
        2004     -          -          929     1,049
        2005     -          -          822     1,006
        2006     -          -            2       973
        2007     12,082     -            1       939
        2008     -          -        -         1,025
        2009     29,666     6,493    -         1,019
        2010     -          -        -           998
        2011      6,575     6,970    -           993
        2012         12       136    _           249
                $64,242   $13,599   $6,669   $13,453

The   Company  also  has  alternative  minimum  tax   credit
carryforwards of $1,289 that are available to reduce future regular federal income taxes.

11. Commitments and Contingency

In 1993, the Company entered into an agreement with Wisconsin Electric Power Company (WEPCO) to construct a cogeneration facility adjacent to the Company's mill which would have provided steam for its paper making operations. In late 1993, the Wisconsin Public Service Commission issued an order denying WEPCO's application to construct the cogeneration facility. The Company is contingently liable for approximately $4.9 million in engineering costs incurred by WEPCO in the event that the related engineering costs cannot be recovered by WEPCO through a sale of the equipment owned by WEPCO or in a comparable project in the future.

12. Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                1995                   1996

                           Carrying             Carrying
                                    Fair               Fair
                           Amount   Value     Amount   Value
    Financial assets -
    Advance to affiliate   $        $          $        $
                             4,500       (1)      4,500        (1)
    Financial
    liabilities:
    Long-term debt (2)     413,215  395,215     414,609   424,293

    Class I Preferred        5,828       (1)      6,405        (1)
    Stock

(1) The fair values for the advance to affiliates and the Class I Preferred Stock held by affiliates are not practicable to estimate because of the lack of quoted market prices.

(2) The carrying amount of the borrowings under the revolving credit facility approximates their fair value.
   The fair values of the First and Second Priority Notes are based on quoted market prices.

13. Subsequent Events

In  July 1996, Repap Enterprises engaged investment advisors
to   explore  strategic  alternatives  available  to   Repap
Enterprises and its subsidiaries to maximize shareholder value.

On December 17, 1996 (and as amended March 3, 1997), Avenor Inc. (Avenor) and Repap Enterprises entered into a Pre-Merger Agreement providing for the amalgamation of Avenor and Repap Enterprises pursuant to an Amalgamation Agreement whereby common and preferred stock of Repap Enterprises would have been exchanged for common stock of Avenor. On March 26, 1997, Avenor shareholders voted to not approve the proposed amalgamation.

The management of Repap Enterprises is considering what steps to take following the rejection of the proposed amalgamation by the Avenor shareholders. Management and the Board of Directors of Repap Enterprises intend to pursue a strategy that is in the best interest of preserving and creating value for its shareholders. It is uncertain what, if any, impact this will have on the Company.

As discussed in Notes 2 and 7, the Company's consolidated balance sheet at December 31, 1996 includes forward purchase contracts with affiliates, an investment in Repap Enterprises preferred stock, advances to affiliates and amounts due from/to affiliates. Such amounts aggregate to net assets of $39,035, of which $24,722 and $10,495 represent forward purchase contracts with Repap British Columbia and Repap Enterprises, respectively. On March 3, 1997, Repap Enterprises entered into a Restructuring and Settlement Agreement with certain banks whereby such banks acquired control of Repap British Columbia. The Restructuring and Settlement Agreement provides for the forward purchase contract with Repap British Columbia to continue on the same terms. Repap Enterprises has indicated its intention to honor the commitment under its forward purchase contract. Management believes that the remainder of the net assets due from affiliates of $3,818 will be realized. However, realization of such amounts is uncertain pending the future actions of Repap Enterprises and the financial condition of Repap British Columbia.

                                                   Schedule II

                    Repap Wisconsin, Inc.
              Valuation and Qualifying Accounts



                                                         S-1
                                    Additions
                        Balance  Charged Charged             Balance
                          at     to Cost   to
      Description       Beg.      and    Other  Deductions   at End
                          of     Expense Accts.      (1)       of
                         Year                                 Year

                                       (In Thousands)

Year ended December 31,
1994:
Deducted from asset
accounts -
Allowance for doubtful
accounts and reserve
for returns and            $1,630  $1,947  $ -     $2,096      $1,481
allowances

Year ended December 31,
1995:
Deducted from asset
accounts -
Allowance for doubtful
accounts and reserve
for returns and            $1,481  $2,400  $ -     $2,213      $1,668
allowances

Year ended December 31,
1996:
Deducted from asset
accounts -
Allowance for doubtful
accounts and reserve
for returns and           $1,668   $2,376  $ -     $2,338      $1,706
allowances



(1)Represents uncollectible accounts written off, net of recoveries, and net losses on paper returns and allowances.

                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31 , 1997.


                                REPAP WISCONSIN, INC.


                                /s/ Timothy J. Morgan
                                Timothy J. Morgan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                Date


/s/ George S. Petty   Director and Chairman                    March 31, 1997
George S. Petty         (Principal Executive Officer)



/s/ Ronald H. Sumner   Director and Executive Vice-            March 31, 1997
Ronald H. Sumner                President



/s/ Timothy J. Morgan  Senior Vice-President and Controller,   March 31, 1997
Timothy J. Morgan      Coated Paper Operations (Principal
                       Financial and Accounting Officer)

3.  Exhibits

Exhibit
Number                  Description

3.1 Restated Certificate of Incorporation of the Company dated July 18, 1994. (Incorporated by reference to Exhibit 3.1 as filed with the Company's Form 10-K for the year ended December 31,
        1994).

3.2     Restated By-laws of the Company dated July 18, 1994.
        (Incorporated by reference to Exhibit 3.2 as filed with the Company's Form 10-K for the year ended December 31, 1994).

4.1 Form of First Priority Note Indenture, dated as of February 1, 1994, between the Company and the Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 as filed with the Company's Form S-1 on January 31, 1994).

4.2     Form of First Priority Note (included in the form of First Priority
        Note Indenture filed as Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 as filed with the Company's Form S-1 on January
        31, 1994).

4.3 Form of Second Priority Note Indenture, dated as of February 1, 1994, between the Company and Bankers Trust Company, as trustee. (Incorporated by reference to Exhibit 4.3 as filed with the Company's Form S-1 on January 31,1994).

4.4 Form of Second Priority Note (included in the form of Second Priority Note Indenture filed as Exhibit 4.3). (Incorporated by reference to Exhibit 4.4 as filed with the Company's Form S-1 on January 31, 1994).

4.5     Form of Collateral Agency Agreement, dated as of February 1,
        1994, among the Company, the Trustees and the Collateral
        Agent. (Incorporated by reference to Exhibit 4.7 as filed with the Company's Form S-1 on January 31, 1994).

4.6 Form of Mortgage. (Incorporated by reference to Exhibit 4.8 as filed with the Company's Form S-1 on January 31, 1994).

Exhibit
Number                  Description

4.7 First Supplemental Indenture, dated as of August 9, 1994, between the Company and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.7 as filed with the Company's Form 10-K for the year ended December 31, 1994).

4.8 First Supplemental Indenture, dated as of August 9, 1994, between the Company and Bankers Trust Company, as trustee. (Incorporated by reference to Exhibit 4.8 as filed with the Company's Form 10-K for the year ended December 31, 1994).

4.9 Second Supplemental Indenture, dated as of January 10, 1996, between the Company and the Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.9 as filed with the Company's Form 10-K for the year ended December 31, 1995).

4.10 Second Supplemental Indenture, dated as of January 10, 1996, between the Company and Bankers Trust Company, as trustee. (Incorporated by reference to Exhibit 4.10 as filed with the Company's Form 10-K for the year ended December 31, 1995).

4.11    Second Amended and Restated Credit Agreement, dated as of
        November 8, 1994, by and between the Company and Heller
        Financial, Inc. (Incorporated by reference to Exhibit 10.1 as filed with the Company's Form 10-K for the year ended
        December 31, 1994).

4.12    First Amendment to Second Amended and Restated Credit
        Agreement, dated as of December 27, 1995, by and between the Company and Heller Financial, Inc. (Incorporated by reference to Exhibit 4.12 as filed with the Company's Form 10-K for the year ended December 31, 1995).

4.13    Second Amendment to Second Amended and Restated Credit
        Agreement, dated as of February 14, 1996, by and between the Company and Heller Financial, Inc. (Incorporated by reference to Exhibit 4.13 as filed with the Company's Form 10-K for the year ended December 31, 1995).

4.14    Third Amendment to Second Amended and Restated Credit
        Agreement, dated as of March 8, 1996, by and between the Company and Heller Financial, Inc. (Incorporated by reference to Exhibit 4.14 as filed with the Company's Form 10-K for the year ended December 31, 1995).

4.15    Fourth Amendment to Second Amended and Restated Credit
        Agreement, dated as of March 24, 1997, by and between the Company and Heller Financial, Inc.

10.1    PCC Production and Sale Agreement, dated as of October 23,
        1990, between the Company (formerly known as Midtec Paper
        Corporation) and Pfizer Specialty Minerals Inc. (Incorporated by reference to Exhibit 10.5 as filed with the Company's Form S-1 on January 31, 1994).

10.2. Supply/Purchase Agreement, dated March 2, 1992, by and between the Company and Repap Midtec Limited Partnership, on the one hand, and ECC America, Inc., on the hand.
        (Incorporated by reference to Exhibit 10.6 as filed with the Company's Form S-1 on January 31, 1994).

10.3 Lease/Construction Agreement, dated March 2, 1992, by and between Repap USA Inc. and ECC America, Inc. (Incorporated by reference to Exhibit 10.7 as filed with the Company's Form S-1 on January 31, 1994).

10.4 Electric Service Agreement, dated February 22, 1988, by and between the Company (formerly known as Midtec Paper
        Company) and Repap Midtec Limited Partnership, on the one hand, and Wisconsin Electric Power Company, on the other hand. (Incorporated by reference to Exhibit 10.8 as filed with the Company's Form S-1 on January 31, 1994).

10.5 Supply Agreement, dated as of February 28, 1991, by and between the Company (formerly known as Midtec Paper
        Corporation) and Fox River Fiber Company. (Incorporated by reference to Exhibit 10.9 as filed with the Company's Form S-1 on January 31, 1994).

10.6 Letter Agreement, dated August 14, 1989, between the Company (formerly known as Midtec Paper Corporation) and Engelhard Corporation. (Incorporated by reference to Exhibit 10.10 as filed with the Company's Form S-1 on January 31, 1994).

Exhibit
Number                Description

10.7 Sales/Purchase Contract, dated October 12, 1991, between the Company (formerly known as Midtec Paper Corporation) and
        ECC International. (Incorporated by reference to Exhibit 10.12 as filed with the Company's Form S-1 on January 31, 1994).

10.8 Form of Management Services and Cost Allocation Agreement between Repap Enterprises and the Company. (Incorporated by reference to Exhibit 10.14 as filed with the Company's Form S-1 on January 31, 1994).

10.9    Form of Woodpulp Contract between Repap British Colombia
        Inc. (formerly known as Skeena) and the Company.
        (Incorporated by reference to Exhibit 10.15 as filed with the Company's Form S-1 on January 31, 1994).

10.10 Midtec Paper Corporation/Repap Sales Corporation Sales Agency Agreement, dated as of January 1, 1990, between the Company (formerly known as Midtec Paper Corporation) and Repap Sales. (Incorporated by reference to Exhibit 10.17 as filed with the Company's Form S-1 on January 31, 1994).

10.11 Pulp Purchase Agreement, dated September 26, 1994, between Repap British Columbia Inc. (formerly known as Skeena) and the Company. (Incorporated by reference to Exhibit 10.13 as filed with the Company's Form 10-K for the year ended December 31,
        1994).

10.12   Pulp Purchase Agreement dated December 22, 1994, between
        Repap New Brunswick (formerly known as Miramichi Pulp and Paper) and the Company. (Incorporated by reference to Exhibit
        10.14 as filed with the Company's Form 10-K for the year ended December 31, 1994).

10.13 Pulp Purchase Agreement #7, dated as of July 12, 1995, between Repap British Columbia Inc. (formerly known as
        Skeena) and the Company.  (Incorporated by reference to Exhibit
        10.13 as filed with the Company's Form 10-K for the year ended December 31, 1995).

Exhibit
Number                  Description

10.14 Pulp Purchase Agreement #8, dated as October 19, 1995 between Repap British Columbia Inc. (formerly known as
        Skeena) and the Company.  (Incorporated by reference to
        Exhibit 10.14 as filed with the Company's Form 10-K for the year ended December 31,1995).

10.15 Amendments to Pulp Purchase Agreements #7 and #8, dated as of November 21, 1996, between Repap British Columbia Inc.
        (formerly known as Skeena) and the Company.

10.16 Pulp Purchase Agreement, dated as of September 1, 1995, between Repap Enterprises and the Company. (Incorporated by reference to Exhibit 10.15 as filed with the Company's Form 10-K for the year ended December 31, 1995).

10.17 Labor Agreement, dated as of January 19, 1995, between the Company and the Paper Mill Workers Union of Kimberly,
        Wisconsin. (Incorporated by reference to Exhibit 10.16 Form 10-K for the year ended December 31, 1995).

21.1 Subsidiaries of the Registrant. The Registrant has one inactive wholly owned subsidiary.