Form 10-Q
period 1997-03-31
REPAP WISCONSIN INC
filed 1997-05-16
CIK 913669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                  OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code
(414)788-3511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                        REPAP WISCONSIN, INC.
                                INDEX

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements:

       Condensed Consolidated Balance Sheets at March 31, 1996,
       December 31,1996, and March 31, 1997                             3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 1996, December 31, 1996, and
       March 31, 1997                                                   4

       Condensed Consolidated Statements of Cash Flow for the
       Three Months Ended March 31, 1996, December 31, 1996, and
       March 31, 1997                                                   5

       Notes to Condensed Consolidated Financial Statements           6-7


Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                           8-10

PART II.       OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                                11

       Signatures                                                      12



               Repap Wisconsin Inc.
      Condensed Consolidated Balance Sheets
                  (In thousands)
                                                   March 31,  December 31, March 31,
                                                      1996        1996        1997
                                                  (Unaudited)             (Unaudited)
                                                  ------------------------------------
Assets
Current assets:
  Cash                                                    $21         $42         $22
  Accounts receivable                                  29,989      46,051      54,175
  Inventories                                          93,421      77,545      73,278
  Other current assets                                 36,659       1,155         964
                                                  ------------------------------------
Total current assets                                  160,090     124,793     128,439

Net property, plant, and equipment                    472,385     468,518     466,011
Deferred charges and other assets                      19,615      53,266      52,238
                                                  ------------------------------------
                                                      652,090     646,577     646,688
                                                  ====================================
Liabilities and shareholders' equity
Current liabilities:
  Current maturities of long-term debt                      7           0           0
  Accounts payable                                     34,074      50,336      39,520
  Accrued liabilities                                  17,800      21,417      18,423
                                                  ------------------------------------
Total current liabilities                              51,881      71,753      57,943

Long-term debt                                        377,000     377,000     377,000
Revolving credit line                                  59,122      37,609      53,639
Deferred income taxes                                  22,849      21,889      21,241
Accrued postretirement benefit liability               12,077      12,509      13,040
Redeemable Preferred Stock, Class I                     5,971       6,405       6,547

Common and other shareholders' equity
  Preferred Stock                                     112,684     112,684     112,684
  Common Stock                                         33,126      33,126      33,126
  Accumulated deficit                                 (22,620)    (26,398)    (28,532)
                                                  ------------------------------------
    Total common and other shareholders' equity       123,190     119,412     117,278
                                                  ------------------------------------
                                                     $652,090    $646,577    $646,688
                                                  ====================================

See accompanying notes to condensed consolidated financial statements

                 Repap Wisconsin Inc.
    Condensed Consolidated Statements of Operations
                    (In thousands)
                      (Unaudited)
                                                                Three Months Ended
                                                       ------------------------------------
                                                        March  31, December 31, March 31,
                                                           1996        1996        1997
                                                       ------------------------------------
Net sales                                                  $89,304    $109,374    $105,399

Cost of sales excluding depreciation and amortization       72,341      91,984      86,478
Depreciation and amortization                                5,423       5,762       5,793
Selling, general, and administrative expenses                5,558       5,630       5,742
                                                       ------------------------------------
Operating profit                                             5,982       5,998       7,386

Other income(expense)
  Interest expense, net                                    (10,103)     (9,077)     (9,903)
  Amortization of financing costs                             (423)       (423)       (423)
  Other,net                                                     71       5,017          98
                                                       ------------------------------------
Income(loss) before income taxes                            (4,473)      1,515      (2,842)

Provision for income taxes                                  (1,252)        276        (851)
                                                       ------------------------------------
Net income(loss)                                           ($3,221)     $1,239     ($1,991)
                                                       ====================================

EBITDA(1)                                                  $11,725     $11,138     $13,710

Shipments(000 tons)                                             84         132         129

(1) EBITDA = Operating profit plus depreciation and amortization and the non-cash portion of the charge for post-retirement benefits costs(FASB 106).

See accompanying notes to condensed consolidated financial statements

                      Repap Wisconsin Inc.
         Condensed Consolidated Statements of Cash Flow
                         (In thousands)
                           (Unaudited)
                                                                     Three Months Ended
                                                                 ------------------------------------
                                                                  March 31,  December 31, March 31,
                                                                     1996        1996        1997
                                                                    ------------------------------------
Operating activities
Net income(loss)                                                     ($3,221)     $1,239     ($1,991)
Adjustments to reconcile net income(loss) to net cash used
by operating activities:
  Depreciation and amortization                                        5,846       6,185       6,216
  Deferred income taxes                                               (1,252)        276        (648)
  Non-cash portion of postretirement benefit cost                        320        (622)        531
                                                                 ------------------------------------
Net cash provided before changes in operating assets and               1,693       7,078       4,108
liabilities
  Changes in operating assets and liabilities                        (20,852)     11,254     (17,099)
                                                                 ------------------------------------
Net cash generated(used) by operating activities                     (19,159)     18,332     (12,991)
                                                                 ------------------------------------
Investing activities
Additions to property, plant and equipment                            (3,026)     (7,304)     (2,970)
Additions to deferred charges                                           (357)        (86)        (89)
                                                                 ------------------------------------
Net cash used in investing activities                                 (3,383)     (7,390)     (3,059)
                                                                 ------------------------------------
Financing activities
Net borrowings under revolving credit facilities                      22,933     (10,959)     16,030
Repayments of long-term debt                                             (19)          0           0
Deferred financing costs                                                (362)          0           0
                                                                 ------------------------------------
Net cash provided(used) by financing activities                       22,552     (10,959)     16,030
                                                                 ------------------------------------
Net increase(decrease) in cash                                            10         (17)        (20)
Cash at beginning of period                                               11          59          42
                                                                 ------------------------------------
Cash at end of period                                                    $21         $42         $22
                                                                 ====================================

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

2. Inventories

   The components of inventory consist of the following:

                             March 31,   December 31,   March 31,
                               1996         1996         1997
                              ($000)       ($000)       ($000)

   Finished goods             $55,412      $34,826      $33,604
   Work In process              9,612        5,416        5,320
   Raw materials/supplies      28,397       37,303       34,354
                              -------      -------      -------
                              $93,421      $77,545      $73,278
                              =======      =======      =======

                       Repap Wisconsin, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

3. Guarantee and Commitment

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

4. Environmental Compliance

   The Company was issued two Notice of Violations (NOV) in 1996 from the United States Environmental Protection Agency (EPA) regarding opacity readings and particulate emissions from 1995 and 1993 respectively. The Company has installed a new gas fired boiler and retired its oldest boiler, and now meets all EPA requirements. The Company has met with the EPA and the Department of Justice and has reached an equitable settlement with them. The Company has adequately accrued for the negotiated settlement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations

   The Company's first quarter of 1997 net sales totaled $105.4 million compared with net sales of $89.3 million reported for the first quarter of 1996, due to a 54% increase in shipments, which was partially offset by lower paper prices. Net sales for the first quarter of 1997 were down from the $109.4 million reported in the fourth quarter of 1996, resulting from a 2 percent decrease in shipments as well as slightly lower paper prices.

   First quarter of 1997 operating profit was $7.4 million as compared with the $6.0 million reported for the first quarter of 1996, as lower fiber prices and improved productivity offset lower selling prices. The effect of falling production costs in the first quarter of 1996 was realized in subsequent quarters to the extent that production from the first quarter of 1996 was sold in subsequent quarters. Operating profit was up from the $6.0 million reported for the fourth quarter of 1996, as greatly improved productivity offset higher fiber costs and lower selling prices. For the first quarter of 1997 finished production 1,412 tons per day, a new quarterly record for the Company. Fiber costs were lower in the fourth quarter of 1996 as compared to the first quarter of 1997 due to consumption of pulp received against the Company's forward purchase pulp contracts and additional favorable fiber pricing negotiated by the Company during that quarter. The effect of lower production costs in fourth quarter of 1996 was realized in first quarter of 1997 to the extent that production in the fourth quarter of 1996 was sold in the first quarter of 1997.

   For the first quarter of 1997, the Company reported a net loss of $2.0 million, compared to a net loss of $3.2 million in the first quarter of 1996. The Company reported net income of $1.2 million for the fourth quarter of 1996. Net income in the fourth quarter of 1996 was favorably impacted by the recognition of approximately $4.9 million of interest income associated with the Company's forward purchase pulp contracts.

   Financial Resources

   During the first quarter of 1997, capital additions of $3.0 million and a net increase in operating assets and liabilities of $17.1 million were funded principally by net borrowings under the revolving credit facility of $16.0 million, leaving a revolving credit facility balance of $53.6 million at March 31, 1997.

   Net cash used in operating activities was $13.0 million for the first quarter of 1997 compared with net cash used in operating activities of $19.2 million for the first quarter of 1996. Net cash provided by operating activities before changes in operating assets and liabilities was $4.1 million and $1.7 million for the quarter ending March 31, 1997 and March 31, 1996, respectively. Funds used for working capital in the first quarter of 1997 were related primarily to an increase in accounts receivable of $8.1 million combined with a decrease in accounts payable and accrued liabilities of $13.8 million, partially offset by a decrease in inventories in the amount of $4.3 million. The inventory decrease includes a reduction in raw materials inventory of $2.9 million along with a reduction in work in process and finished goods inventory of $1.4 million. Funds used for working capital in the first quarter of 1996 were related to an increase in inventory of $8.8 million combined with a decrease in accounts payable and accrued liabilities of $18.9 million, partially offset by a decrease in accounts receivable of $6.0 million.

   Net cash provided by operating activities for the fourth quarter of 1996 was $18.3 million. Net cash provided by operating activities before changes in operating assets and liabilities was $6.7 million for the quarter ending December 31, 1996. Funds provided by working capital for the fourth quarter of 1996 were related to a net increase in accounts payable and accrued liabilities of $12.6 million, offset by a small reduction in accounts receivable.

   For 1997, a revised capital budget resulting in $10.8 million of expenditures has been approved, compared with expenditures of $15.7 million in 1996 (net of operating leases). The 1997 revised capital budget includes expenditures primarily related to improvements to the Company's papermaking, converting equipment, and the final payments on the new boiler. Capital expenditures for the first quarter of 1997 were $3.0 million as compared $3.0 million for the first quarter 1996 and $7.3 million for the fourth quarter of 1996. Capital expenditures for the fourth quarter of 1996 were impacted by the completion of a new boiler, which was commissioned in January 1997.

   Other

   In 1995, the Company entered into forward purchase contracts with Repap British Columbia (now Skeena Cellulose, Inc.) and Repap Enterprises Inc.(REI) for the future delivery of pulp. At March 31, 1997 the balances remaining under these contracts with Skeena and REI were $24.3 million and $10.5 million, respectively. At December 31, 1996, the forward purchase contracts were re-negotiated and the remaining balances are scheduled to be delivered through 1998, however, realization of such amounts is uncertain pending the financial condition of Skeena and the future actions of REI.

   In July 1996, REI engaged investment advisors to explore strategic alternatives available to REI and its subsidiaries to maximize shareholder value.


   In December of 1996, REI entered into a merger agreement with Avenor, Inc. which was ultimately rejected by Avenor shareholders.

   The management of REI is continuing to pursue strategic alternatives. It is uncertain what the results of this process will be at the present time.

   Market Outlook

   Coated paper demand is now strong and prices are improving. Magazine advertising pages were up close to four percent and third class mail weight (primarily catalogs) was up over six percent in the first quarter of 1997 as compared with 1996. Advertising page growth appears to be strong in the second quarter and it is anticipated that catalog growth will be good in advance of a postal rate increase in mid-1998.

   Producer and consumer inventories of coated paper appear to be in balance and overall markets in equilibrium as we move into the seasonally strong third quarter. Coated groundwood paper prices have improved in the second quarter following an April 1, 1997 price increase, and a number of producers have announced price increases for coated freesheet web grades, effective June 1, 1997.

   ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   None.

b. There were no reports on Form 8-K filed for the three months ended March 31, 1997

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1997.

                            Repap Wisconsin, Inc.


                            /s/ Timothy Morgan
                            Timothy Morgan
                            Senior Vice President and Controller
                            (Duly authorized officer and principal
                             financial and accounting officer)