Form 10-Q
period 1997-06-30
REPAP WISCONSIN INC
filed 1997-08-14
CIK 913669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

PART I. FINANCIAL INFORMATION

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets at June 30, 1996
        and June 30,1997                                                3

        Condensed Consolidated Statements of Operations for the
        Three Months Ended June 30, 1996, March 31, 1997, and
        June 30, 1997, and the Six Months ended June 30, 1996 and
        June 30, 1997                                                   4

        Condensed Consolidated Statements of Cash Flow for the Six
        Months Ended June 30, 1996 and June 30, 1997                    5

        Notes to Condensed Consolidated Financial Statements          6-7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          8-10

PART II.OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                               11

        Signatures                                                     12

Repap Wisconsin Inc.
Condensed Consolidated Balance Sheets
(In thousands)
                                                  December 31, June 30,
                                                     1996       1997
                                                             (Unaudited)
                                                  ----------------------
Assets
----------------------------------------
Current assets:
  Cash                                                   $42        $16
  Accounts receivable                                 46,051     50,747
  Inventories                                         77,545     60,542
  Other current assets                                 1,155      1,258
                                                  ----------------------
Total current assets                                 124,793    112,563

Net property, plant, and equipment                   468,518    461,988
Deferred charges and other assets                     53,266     16,849
                                                  ----------------------
                                                    $646,577   $591,400
                                                  ======================
Liabilities and shareholders' equity
----------------------------------------
Current liabilities:
  Accounts payable                                   $50,336    $34,933
  Accrued liabilities                                 21,417     20,836
                                                  ----------------------
Total current liabilities                             71,753     55,769

Long-term debt                                       377,000    377,000
Revolving credit line                                 37,609     31,829
Deferred income taxes                                 21,889     10,648
Accrued postretirement benefit liability              12,509     13,571
Redeemable Preferred Stock, Class I                    6,405      6,691

Common and other shareholders' equity
  Preferred Stock                                    112,684    112,684
  Common Stock                                        33,126     33,126
  Accumulated deficit                                (26,398)   (49,918)
                                                  ----------------------
    Total common and other shareholders' equity      119,412     95,892
                                                  ----------------------
                                                    $646,577   $591,400
                                                  ======================

See accompanying notes to condensed consolidated financial statements

Repap Wisconsin Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)
                                         Three Months Ended           Six Months Ended
                                      June 30, March 31,  June 30,     June 30,  June 30,
                                        1996      1997      1997         1996      1997
                                     ------------------------------   --------------------
Net sales                             $103,963  $105,399  $114,665     $193,267  $220,064

Cost of sales excluding depreciation    84,950    86,478    90,039      157,291   176,517
Loss on forward purchase contracts           0         0    34,812            0    34,812
Depreciation and amortization            5,953     5,793     5,927       11,376    11,720
Selling, general, and administrative     5,603     5,742     5,405       11,161    11,147
                                     ------------------------------   --------------------
Operating profit (loss)                  7,457     7,386   (21,518)      13,439   (14,132)

Other income(expense)
  Interest expense, net                 (9,892)   (9,903)   (9,900)     (19,995)  (19,803)
  Amortization of financing costs         (423)     (423)     (423)        (846)     (846)
  Other,net                                 98        98         5          169       103
                                     ------------------------------   --------------------
Loss before income taxes                (2,760)   (2,842)  (31,836)      (7,233)  (34,678)

Credit for income taxes                   (561)     (851)  (10,593)      (1,813)  (11,444)
                                     ------------------------------   --------------------
Net loss                               ($2,199)  ($1,991) ($21,243)     ($5,420) ($23,234)
                                     ==============================   ====================

EBITDA(1)                              $13,937   $13,710  ($15,060)(2)  $25,662   ($1,350)(2)

Shipments(000 tons)                        109       129       138          193       267

(1) EBITDA = Operating profit plus depreciation and amortization and the non-cash portion of the charge for post-retirement benefits costs(FASB 106).
(2) Three and Six Months Ended June 30, 1997 EBITDA includes a $34.8 million write off of forward purchase pulp contracts with Skeena Cellulose, Inc. and Repap's Atholville pulp mill, both of which have discontinued pulp production.

See accompanying notes to condensed consolidated financial statements

Repap Wisconsin Inc.
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)
                                                              Six Months Ended
                                                             June 30,   June 30,
                                                               1996       1997
                                                            ----------------------
Operating activities
------------------------------------------------------------
Net loss                                                       ($5,420)  ($23,234)
Adjustments to reconcile net loss to net cash used
by operating activities:
  Depreciation and amortization                                 12,222     12,566
  Deferred income taxes                                         (1,813)   (11,241)
  Non-cash portion of postretirement benefit cost                  847      1,062
  Loss on forward purchase contracts                                 0     34,812
                                                            ----------------------
Net cash provided before changes in operating assets and         5,836     13,965
liabilities
  Changes in operating assets and liabilities                  (14,478)    (3,370)
                                                            ----------------------
Net cash generated(used) by operating activities                (8,642)    10,595
                                                            ----------------------
Investing activities
------------------------------------------------------------
Additions to property, plant and equipment                      (4,774)    (4,609)
Additions to deferred charges                                     (452)      (232)
                                                            ----------------------
Net cash used in investing activities                           (5,226)    (4,841)
                                                            ----------------------
Financing activities
------------------------------------------------------------
Net borrowings under revolving credit line                      14,286     (5,780)
Repayments of long-term debt                                       (26)         0
Deferred financing costs                                          (379)         0
                                                            ----------------------
Net cash provided(used) by financing activities                 13,881     (5,780)
                                                            ----------------------

Net increase(decrease) in cash                                      13        (26)
Cash at beginning of period                                         11         42
                                                            ----------------------
Cash at end of period                                              $24        $16
                                                            ======================

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

2. Inventories

   The components of inventory consist of the following:

                                          December 31, June 30,
                                             1996        1997
                                            ($000)      ($000)

   Finished goods                          $34,826      $29,969
   Work In process                           5,416        5,303
   Raw materials/supplies                   37,303       25,270
                                           -------      -------
                                           $77,545      $60,542
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

4. Environmental Compliance

   The Company was issued two Notice of Violations (NOV) in 1996 from the United States Environmental Protection Agency (EPA) regarding opacity readings and particulate emissions from 1995 and 1993 respectively. The Company has installed a new gas fired boiler and retired its oldest boiler, and now meets all EPA requirements. Settlement in full in the amount of $525,000 was made with the EPA in June.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations

   The Company's second quarter 1997 net sales totaled $114.7 million compared with net sales of $104.0 million reported for the second quarter of 1996. The increase in net sales of $10.7 million was due to a 26 percent increase in shipments, which was partially offset by lower paper prices. Net sales for the second quarter of 1997 were up from the $105.4 million reported in the first quarter of 1997, reflecting a 7 percent increase in shipments as well as higher paper prices.

   For the first six months of 1997, the Company reported net sales of $220.1 million compared with $193.3 million for the first six months of 1996. The increase in net sales of $26.8 million was due to a 38 percent increase in shipments which was partially offset by lower paper prices.

   A second quarter 1997 operating loss of $21.5 million reflects the $34.8 million write off of forward purchase contracts with Skeena Cellulose, Inc. and Repap's Atholville pulp mill, both of which have discontinued pulp production.

   Prior to the loss associated with the forward purchase contracts, operating income was $13.3 million as compared with the $7.5 million operating income reported for the second quarter of 1996. Increased shipments, lower fiber costs, record high productivity, and lower production costs offset lower paper prices in the second quarter of 1997 compared with the second quarter of 1996. Prior to the loss associated with the forward purchase contracts, operating income was up from the $7.4 million operating income reported for the first quarter of 1997. As compared to the first quarter of 1997, the second quarter of 1997 benefited from increased shipments, higher selling prices, and higher productivity resulting in lower production costs.

   An operating loss of $14.1 million was reported for the first six months of 1997. Prior to the loss associated with the forward purchase contracts, operating income was $20.7 million as compared with the $13.4 million operating income reported for the first six months of 1996. Compared to the first half of 1996, the first half of 1997 benefited from increased shipments, lower fiber costs, lower operating costs, and record high productivity which offset lower paper prices.

   Financial Resources

   During the first half of 1997, cash provided by operations was $14.0 million. The cash was used to fund capital additions of $4.6 million, an increase in operating assets and liabilities of $3.4 million, and a reduction in the balance of the revolving credit facility of $5.8 million. The Company's revolving credit facility balance was $31.8 million at June 30, 1997.

   Net cash provided by operating activities was $10.6 million for the first half of 1997 compared with net cash used in operating activities of $8.6 million for the first half of 1996. Net cash provided by operating activities before changes in operating assets and liabilities was $14.0 million and $5.8 million respectively for the six months ending June 30, 1997 and June 30, 1996. Funds used for working capital in the first half of 1997 were related primarily to an increase in accounts receivable of $4.7 million combined with a decrease in accounts payable and accrued liabilities of $16.0 million, partially offset by a decrease in inventories in the amount of $17.0 million. The inventory decrease includes a reduction in raw materials inventory of $12.0 million along with a reduction in work in process and finished goods inventory of $5.0 million. Funds used for working capital in the first half of 1996 were related to an increase in accounts receivable of $6.2 million, an increase in inventory of $0.9 million, combined with a decrease in accounts payable and accrued liabilities of $7.4 million.

   For 1997, a revised capital budget resulting in $9.6 million of expenditures has been approved, compared with expenditures of $15.7 million in 1996 (net of operating leases). The planned 1997 capital expenditures are primarily related to improvements to the Company's papermaking, converting equipment, and the final payments on the new boiler. Capital expenditures for the first half of 1997 were $4.6 million as compared to $4.8 million for the first half of 1996.

   Other

   In 1995, the Company entered into forward purchase contracts with Skeena and REI for the future delivery of pulp. At December 31, 1996, the forward purchase contracts were re-negotiated and the remaining balances were scheduled to be delivered through 1998. At March 31, 1997 the balances remaining under these contracts with Skeena and REI were $24.3 million and $10.5 million, respectively. As of June 30, 1997, both facilities had discontinued pulp production. As reopening of either facility is uncertain, the balance of the contracts were written off by the Company in the second quarter of 1997.

   In July 1996, REI engaged investment advisors to explore strategic alternatives available to REI and its subsidiaries to maximize shareholder value.

   In December of 1996, REI entered into a merger agreement with Avenor, Inc. which was ultimately rejected by Avenor shareholders.

   On July 9, 1997, REI announced that the company had signed a letter of intent with Consolidated Papers, Inc., of Wisconsin, USA, to sell its wholly-owned subsidiary, Repap USA, Inc., for a total consideration of $674 million, comprised of $433 million for net debt, $14 million for post-retirement benefits, and $227 million for equity, subject to closing adjustments. Repap USA is the holding company for Repap Wisconsin, Inc., REI's U.S. based coated paper operation, and Repap Sales Corporation, which provides coated paper sales and marketing services to Repap Wisconsin. A definitive agreement between REI and Consolidated regarding this sale was reached on August 8. The sale is expected to close on September 30. While the transaction already has the approval of the companies' board of directors, it is still subject to the approvals of REI's shareholders and U.S. and Canadian regulators.

   Market Outlook

   Coated paper demand continues to improve. The Company's second quarter 1997 shipments of 138,000 tons is a second quarter record. Price increases have been realized in freesheet and groundwood grades, and the outlook continues to be favorable for the third quarter of 1997.

   ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   None.

b. There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 1997.

                            Repap Wisconsin, Inc.


                            /s/ Timothy Morgan
                            Timothy Morgan
                            Senior Vice President and Controller
                            (Duly authorized officer and
                             principal financial and accounting officer)