Form 10-Q
period 1997-09-30
INTER LAKE WISCONSIN INC
filed 1997-11-17
CIK 913669

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                  OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                                            Commission File No. 33-70476



                      INTER LAKE WISCONSIN, INC.
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

Registrant's telephone number, including area code (920)788-3511

                           REPAP WISCONSIN, INC.
       (former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      INTER LAKE WISCONSIN, INC.
                                INDEX

PART I. FINANCIAL INFORMATION

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets at September 30,
        1996 and September 30, 1997                                      3

        Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 1996, June 30, 1997, and
        September 30, 1997, and the Nine Months ended September 30,
        1996 and September 30, 1997                                      4

        Condensed Consolidated Statements of Cash Flow for the
        Nine Months Ended September 30, 1996 and September 30, 1997      5

        Notes to Condensed Consolidated Financial Statements           6-7


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8-10

PART II.OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                11

        Signatures                                                      12

Inter Lake Wisconsin Inc.
Condensed Consolidated Balance Sheets
(In thousands)
                                                  December 31, September 30,
                                                      1996         1997
                                                                (Unaudited)
                                                  --------------------------
Assets
Current assets:
  Cash                                                     $42          $14
  Accounts receivable                                   46,051       49,988
  Inventories                                           77,545       53,410
  Other current assets                                   1,155        1,179
                                                  --------------------------
Total current assets                                   124,793      104,591

Net property, plant, and equipment                     468,518      456,194
Deferred charges and other assets                       53,266       13,270
                                                  --------------------------
                                                      $646,577     $574,055
                                                  ==========================
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                     $50,336      $35,692
  Accrued liabilities                                   21,417       22,897
                                                  --------------------------
Total current liabilities                               71,753       58,589

Long-term debt                                         377,000      377,000
Revolving credit line                                   37,609       13,671
Deferred income taxes                                   21,889       10,774
Accrued postretirement benefit liability                12,509       14,116
Redeemable Preferred Stock, Class I                      6,405        6,836

Common and other shareholders' equity
  Preferred Stock                                      112,684      112,684
  Common Stock                                          33,126       33,126
  Accumulated deficit                                  (26,398)     (52,741)
                                                  --------------------------
    Total common and other shareholders' equity        119,412       93,069
                                                  --------------------------
                                                      $646,577     $574,055
                                                  ==========================

See accompanying notes to condensed consolidated financial statements

Inter Lake Wisconsin Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)
                                             Three Months Ended                 Nine Months Ended
                                       Sept. 30    June 30,    Sept. 30       Sept. 30    Sept. 30
                                         1996        1997        1997           1996        1997
                                     ------------------------------------   ------------------------
Net sales                               $102,016    $114,665    $120,877       $295,283    $340,941

Cost of sales excluding depreciation      83,888      90,039      94,364        241,179     270,881
Loss on forward purchase contracts             0      34,812         (48)             0      34,764
Depreciation and amortization              5,444       5,927       5,964         16,820      17,684
Selling, general, and administrative       5,420       5,405       6,628 (3)     16,581      17,775 (3)
                                     ------------------------------------   ------------------------
Operating profit (loss)                    7,264     (21,518)     13,969         20,703        (163)

Other income(expense)
  Interest expense, net                   (9,964)     (9,900)     (9,172)       (29,959)    (28,975)
  Amortization of financing costs           (423)       (423)       (423)        (1,269)     (1,269)
  Other,net                                   12           5      (6,926)(4)        181      (6,823)(4)
                                     ------------------------------------   ------------------------
Loss before income taxes                  (3,111)    (31,836)     (2,552)       (10,344)    (37,230)

Credit for income taxes                     (726)    (10,593)        126         (2,539)    (11,318)
                                     ------------------------------------   ------------------------
Net loss                                 ($2,385)   ($21,243)    ($2,678)       ($7,805)   ($25,912)
                                     ====================================   ========================

EBITDA(1)                                $13,234    ($15,060)    $20,478 (2)    $38,896     $19,128 (2)

Shipments(000 tons)                          117         138         141            310         409

(1) EBITDA = Operating profit plus depreciation and amortization and the non-cash portion of the charge for post-retirement benefits costs(FASB 106).
(2) Three months ended June 30, 1997 and nine months ended September 30, 1997 EBITDA includes a $34.8 million write off of forward purchase pulp contracts with Skeena Cellulose, Inc. and Repap's Atholville pulp mill.
(3) Three and nine months ended September 30, 1997 selling, general, and administrative includes $1.5 million in costs associated with the sale of Repap USA, Inc., the holding company for Inter Lake Wisconsin, Inc., to Consolidated Papers, Inc.
(4) Three and nine months ended September 30, 1997 other expense includes $6.8 million in costs associated with the sale of
       Repap USA, Inc., the holding company for Inter Lake Wisconsin, Inc., to Consolidated Papers, Inc.

See accompanying notes to condensed consolidated financial statements

Inter Lake Wisconsin Inc.
Condensed Consolidated Statements of Cash Flow
(In thousands)
(Unaudited)
                                                               Nine Months Ended
                                                             Sept. 30,   Sept. 30,
                                                                1996        1997
                                                            ------------------------
Operating activities
Net loss                                                        ($7,805)   ($25,912)
Adjustments to reconcile net loss to net cash used
by operating activities:
  Depreciation and amortization                                  18,089      18,953
  Deferred income taxes                                          (2,539)    (11,115)
  Non-cash portion of postretirement benefit cost                 1,373       1,607
  Loss on forward purchase contracts                                  0      34,764
                                                            ------------------------
Net cash provided before changes in operating assets and          9,118      18,297
liabilities
  Changes in operating assets and liabilities                   (14,960)     11,388
                                                            ------------------------
Net cash generated(used) by operating activities                 (5,842)     29,685
                                                            ------------------------
Investing activities
Additions to property, plant and equipment                       (5,527)     (5,561)
Additions to deferred charges                                      (540)       (214)
                                                            ------------------------
Net cash used in investing activities                            (6,067)     (5,775)
                                                            ------------------------
Financing activities
Net borrowings under revolving credit line                       12,379     (23,938)
Repayments of long-term debt                                        (26)          0
Deferred financing costs                                           (396)          0
                                                            ------------------------
Net cash provided(used) by financing activities                  11,957     (23,938)
                                                            ------------------------

Net increase(decrease) in cash                                       48         (28)
Cash at beginning of period                                          11          42
                                                            ------------------------
Cash at end of period                                               $59         $14
                                                            ========================

See accompanying notes to condensed consolidated financial statements

                      Inter Lake Wisconsin, Inc.
         Notes to Condensed Consolidated Financial Statements

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

2. Inventories

   The components of inventory consist of the following:

                                          December    September
                                            31,          30,
                                            1996         1997
                                           ($000)       ($000)

   Finished goods                            $34,826      $24,721
   Work In process                             5,416        4,387
   Raw materials/supplies                     37,303       24,302
                                             $77,545      $53,410

                     Inter Lake Wisconsin, Inc.
Notes to Condensed Consolidated Financial Statements (continued)

3. Guarantee and Commitment

   In 1993, the Company entered into an agreement with Wisconsin Electric Power Company (WEPCO) to construct a cogeneration facility adjacent to the Company's mill which would have provided steam for its paper making operations. In late 1993, the Wisconsin Public Service Commission (PSC) issued an order denying WEPCO's application and chose another cogeneration project to proceed in lieu of WEPCO's. The Company was contingently liable for approximately $4.9 million in engineering costs incurred by WEPCO. The Company settled this liability with WEPCO in September and paid WEPCO $3.0 million in October in full settlement of the claim.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations

   The Company's third quarter 1997 net sales totaled $120.9 million compared with the $102.0 million reported for the third quarter of 1996. The increase in net sales of $18.9 million was due to a 21 percent increase in shipments, partially offset by a less favorable product mix. Net sales for the third quarter of 1997 were up from the $114.7 million reported in the second quarter of 1997, reflecting higher selling prices, offset somewhat by a less favorable product mix.

   For the first nine months of 1997, the Company reported net sales of $340.9 million compared with $295.3 million for the first nine months of 1996. The increase in net sales of $45.6 million was due to a 32 percent increase in shipments which was partially offset by lower paper prices.

   The third quarter 1997 operating income of $14.0 million includes the $1.5 million in change in control payments associated with the purchase of the Company's parent, Repap USA, Inc., by Consolidated Papers, Inc. Prior to these payments, operating income was $15.5 million as compared with the $7.3 million operating income reported for the third quarter of 1996. Increased shipments, higher productivity, and lower production costs offset an increase in fiber costs and a less favorable sales mix in the third quarter of 1997 compared with the third quarter of 1996. Prior to the change in control payments and to the loss associated with the forward purchase contracts in the second quarter of 1997, operating income was up from the $13.3 million reported for the second quarter of 1997. As compared to the second quarter of 1997, the third quarter of 1997 benefited from higher selling prices, which were partially offset by higher fiber costs and a less favorable product mix.

   An operating loss of $0.2 million was reported for the first nine months of 1997. Prior to the extraordinary items mentioned above, operating income was $36.1 million as compared with the $20.7 million reported for the first nine months of 1996. Compared to the first nine months of 1996, the first nine months of 1997 benefited from increased shipments, lower fiber costs, lower operating costs, and higher productivity which were partially offset by lower paper prices and a less favorable product mix.

   Financial Resources

   During the first nine months of 1997, cash provided by operations was $18.3 million. Along with the benefit of a $11.4 million decrease in net operating assets and liabilities, the cash was used to fund capital additions of $5.6 million and a reduction in the balance of the revolving credit facility of $23.9 million. The Company's revolving credit facility balance was $13.7 million at September 30, 1997. Further, the balance of the revolving credit facility was paid in full in October.

   Net cash provided by operating activities was $29.7 million for the first nine months of 1997 compared with net cash used in operating activities of $5.8 million for the first nine months of 1996. Net cash provided by operating activities before changes in operating assets and liabilities was $18.3 million and $9.1 million respectively for the nine months ending September 30, 1997 and September 30, 1996. Funds generated by working capital in the first nine months of 1997 were related primarily to a decrease in inventories of $24.1 million, offset by an increase in trade accounts receivable of $11.2 million. The inventory decrease includes a reduction in raw materials inventory of $13.8 million along with a reduction in work in process and finished goods inventory of $10.3 million. Funds used for working capital in the first nine months of 1996 were related primarily to an increase in accounts receivable of $12.1 million combined with a decrease in accounts payable and accrued liabilities of $14.7 million, partially offset by a decrease in inventories and other current assets in the amount of $5.8 million and $6.1 million, respectively.

   For 1997, a revised capital budget resulting in $9.6 million of expenditures has been approved, compared with expenditures of $15.7 million in 1996 (net of operating leases). The planned 1997 capital expenditures are primarily related to improvements to the Company's papermaking and converting equipment, and the final payments on the new boiler. Capital expenditures for the first nine months of 1997 were $5.6 million as compared to $5.5 million for the first nine months of 1996.

   Other

   In 1995, the Company entered into forward purchase contracts with Skeena Cellulose, Inc. and Repap Enterprises, Inc., for the future delivery of pulp. At December 31, 1996, the forward purchase contracts were re-negotiated and the remaining balances were scheduled to be delivered through 1998. At March 31, 1997 the balances remaining under these contracts with Skeena and REI were $24.3 million and $10.5 million, respectively. As of June 30, 1997, both facilities had discontinued pulp production and Skeena was insolvent.
   As reopening of the REI facility is uncertain, and in view of Skeena's insolvency, the balance of the contracts were written off by the Company in the second quarter of 1997.

   In July 1996, REI engaged investment advisors to explore strategic alternatives available to REI and its subsidiaries to maximize shareholder value.

   In December of 1996, REI entered into a merger agreement with Avenor, Inc. which was ultimately rejected by Avenor shareholders.

   On July 9, 1997, REI announced that the company had signed a letter of intent with Consolidated Papers, Inc., of Wisconsin, USA, to sell its wholly-owned subsidiary, Repap USA, Inc., for a total consideration of $674 million, comprised of $433 million for net debt, $14 million for post-retirement benefits, and $227 million for equity, subject to closing adjustments. Repap USA is the holding company for Inter Lake Wisconsin, Inc., REI's U.S. based coated paper operation, and Repap Sales Corporation, which provides coated paper sales and marketing services to Inter Lake Wisconsin.
   A definitive agreement between REI and Consolidated regarding this sale was reached on August 8. The sale closed on September 30.

   As part of the definitive agreement, certain items were to be settled by Repap and the Company prior to closing. These items negatively impacted the Company's third quarter results by $8.3 million and included; settlement with WEPCO and the write off of in-house costs associated with the WEPCO cogeneration project, $3.9 million, write off of the investment the Company held in REI, $2.9 million, and settlement of change in control agreements in conjunction with the sale of the Company, $1.5 million.

   ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   None.

b. 8-K Reports Filed for the three months ended September 30, 1997, and subsequent:

   August 1, 1997, Changes in Control - Registrant, Press Release dated August 1, 1997, issued by Repap Enterprises, Inc.

   August 8, 1997, Other Events, Stock Purchase Agreement between Repap Enterprises , Inc. and Consolidated Papers, Inc., dated as of August 8, 1997.

   October 1, 1997, Changes in Control - Registrant, Press
   Release dated October 1, 1997, issued by Consolidated Papers, Inc.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1997.

                            Inter Lake Wisconsin, Inc.


                            /s/ David P. Nimtz
                            David P. Nimtz

                            (Duly authorized officer and
                             principal financial and accounting officer)